Form 10-Q
period 2026-06-30
XTI Aerospace, Inc.
filed 2026-10-20
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36404
XTI AEROSPACE, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0434915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
511 East John Carpenter Freeway, Suite 500
Las Colinas, TX 75062
(Address of principal executive offices)
(Zip Code)
(800) 680-7412
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001	XTIA	The Nasdaq Capital Market
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2026
Common Stock, par value $0.001	38,477,789

XTI AEROSPACE, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2026
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:
•supplier concentration and regulatory actions affecting key suppliers, including restrictions on the sale or use of certain drone platforms manufactured by foreign companies;
•changes in applicable laws or regulations, including evolving Federal Aviation Administration (“FAA”) and Federal Communications Commission (“FCC”) regulations, National Defense Authorization Act (“NDAA”) compliance rules, and other procurement regulations affecting the Unmanned Aircraft System (“UAS”) industry;
•customer demand for the products and services we offer, including enterprise drone solutions, training, repair, and lifecycle support services;
•the impact of competitive or alternative products, technologies and pricing;
•our ability to attract customers and fulfill customer orders in our UAS solutions business;
•our ability to scale our UAS platform in a cost-effective manner and expand our supplier and OEM relationships;
•emerging competition and rapidly advancing technology in the UAS and autonomous systems markets that may outpace our capabilities;
•our ability to navigate the regulatory environment and complexities with compliance related to such environment;
•the risk that our planned Advanced Technology and Manufacturing division may not successfully secure prime contractor agreements, commercial partnerships, or manufacturing partnerships on acceptable terms, and may not generate revenues on the timelines we anticipate, or at all, and the risk that we may significantly reduce investment in, restructure, or discontinue the division if key operational or commercial milestones are not achieved;
•the risk that we may not realize the expected benefits of the Drone Nerds acquisition or any future acquisition, or may experience significant delays or unexpected costs in integrating acquired companies;
•borrowing base limitations, covenants and other restrictions under our asset-based credit facility and obligations under acquisition-related indebtedness;
•our history of losses and the risk that we may not achieve or sustain profitability;
•our ability to raise additional capital on acceptable terms, or at all;
•our ability to restructure the Seller Notes (as defined below), obtain a waiver of the existing cross-defaults under our asset-based credit facility and avoid acceleration of our indebtedness;
•substantial doubt about our ability to continue as a going concern;
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
•cybersecurity threats, data protection risks and reliance on third party information technology systems;

•litigation, regulatory investigations and other legal proceedings;
•risks related to intellectual property protection;
•potential impairments of goodwill and other intangible assets;
•tax law changes and limitations on our ability to use net operating losses; and
•other factors discussed in this Form 10-Q.
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
This Quarterly Report is being filed after its prescribed due date. As previously disclosed in our Notification of Late Filing on Form 12b-25 filed on August 17, 2026 and our Current Report on Form 8-K filed on October 13, 2026, the filing was delayed to permit a committee of independent directors of our Board of Directors to complete an internal review of matters relating to our former Chief Executive Officer and related corporate governance matters. See Part I, Item 4, “Controls and Procedures,” and Part II, Item 1A, “Risk Factors.”

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,214	$16,696
Accounts receivable, net	13,170	12,093
Inventories	19,092	15,400
Prepaid expenses and other current assets	5,864	3,989
Current assets of discontinued operations (Note 17)	—	3,645
Total Current Assets	45,340	51,823
Property and equipment, net	401	385
Operating lease right-of-use asset, net	1,511	2,965
Intangible assets, net	8,879	9,338
Goodwill	11,544	11,544
Note receivable	4,286	—
Other assets	879	403
Non-current assets of discontinued operations (Note 17)	—	4,788
Total Assets	$72,840	$81,246
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Liabilities, Mezzanine Equity, and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$2,590	$5,212
Accrued expenses and other current liabilities	7,738	6,556
Customer deposits	1,916	3,071
Warrant liability	56,482	22,561
Operating lease obligation, current	630	550
Note payable-related party	450	—
Acquisition-related promissory note-related party	4,431	7,931
Asset-based revolving line of credit	8,760	—
Income tax payable	1,241	—
Current liabilities of discontinued operations (Note 17)	—	1,722
Total Current Liabilities	84,238	47,603
Note payable-related party	—	450
Operating lease obligation, noncurrent	909	2,427
Non-current liabilities of discontinued operations (Note 17)	—	322
Total Liabilities	85,147	50,802
Commitments and Contingencies (Note 13)
Mezzanine Equity
Representative and placement agent warrants, net of issuance costs	2,701	2,701
Stockholders’ Equity (Deficit)
Preferred Stock - $0.001 par value; 5,000,000 shares authorized	—	—
Series 4 Convertible Preferred Stock - 10,415 shares authorized; 1 share issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Series 5 Convertible Preferred Stock - 12,000 shares authorized; 126 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Series 9 Convertible Preferred Stock - 20,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Series 10 Convertible Preferred Stock - 25,000 shares authorized; 0 and 25,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	21,793
Common Stock - $0.001 par value; 500,000,000 shares authorized; 38,477,789 and 32,786,816 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	38	33
Additional paid-in capital	174,720	157,354
Accumulated other comprehensive loss	—	881
Accumulated deficit	(200,347)	(162,323)
Total Stockholders’ Equity (Deficit)	(25,589)	17,738
Noncontrolling interest – Class B Units of XTI Drones Holdings, LLC	10,581	10,005
Total Equity (Deficit)	(15,008)	27,743
Total Liabilities, Mezzanine Equity, and Equity (Deficit)	$72,840	$81,246
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenues	$32,449	$—	$60,145	$—
Cost of Revenues	26,806	—	49,356	—
Gross Profit	5,643	—	10,789	—

Operating Expenses
Research and development	577	1,380	1,774	2,504
Sales and marketing	1,975	934	4,338	1,209
General and administrative	11,855	3,474	23,601	10,270
Merger and acquisition transaction costs	90	—	90	—
Amortization of intangible assets	228	8	458	16
Total Operating Expenses	14,725	5,796	30,261	13,999
Loss from Operations	(9,082)	(5,796)	(19,472)	(13,999)
Other Income (Expense)
Interest expense, net	(148)	(1)	(302)	(218)
Loss on extinguishment of debt	—	—	—	(421)
Warrant issuance expense	—	(3,779)	—	(5,795)
Change in fair value of warrant liability	8,413	(5,934)	(13,034)	(5,431)
Other	(33)	(5)	212	(349)
Total Other Income (Expense)	8,232	(9,719)	(13,124)	(12,214)

Loss from Continuing Operations Before Income Taxes	(850)	(15,515)	(32,596)	(26,213)
Income tax (expense) benefit	—	(9)	—	6
Net Loss from Continuing Operations, net of tax	(850)	(15,524)	(32,596)	(26,207)
Loss from operations of discontinued component, inclusive of tax	(1,600)	(5,334)	(4,852)	(7,523)
Net loss	(2,450)	(20,858)	(37,448)	(33,730)
Net income attributable to noncontrolling interest	304	—	576	—
Net Loss Attributable to XTI Aerospace, Inc.	(2,754)	(20,858)	(38,024)	(33,730)
Less: Preferred stock dividends	—	—	42	29
Net Loss Attributable to Common Stockholders	$(2,754)	$(20,858)	$(38,066)	$(33,759)

Net Loss Per Share – Basic and Diluted:
Continuing operations	$(0.03)	$(2.18)	$(0.90)	$(4.98)
Discontinued operations	$(0.04)	$(0.75)	$(0.13)	$(1.43)
Net loss per share	$(0.07)	$(2.93)	$(1.03)	$(6.41)

Weighted Average Shares Outstanding, Basic and Diluted	38,476,439	7,121,837	36,857,677	5,263,609
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net Loss	$(2,450)	$(20,858)	$(37,448)	$(33,730)
Unrealized foreign currency translation adjustments relating to discontinued operations	—	1,039	—	884
Comprehensive loss	$(2,450)	$(19,819)	$(37,448)	$(32,846)
Comprehensive income attributable to noncontrolling interest	304	—	576	—
Total Comprehensive Loss attributable to XTI Aerospace, Inc.	$(2,754)	$(19,819)	$(38,024)	$(32,846)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Series 4 Convertible Preferred Stock at Redemption Value		Series 5 Convertible Preferred Stock at Redemption Value		Series 9 Convertible Preferred Stock at Redemption Value		Series 10 Convertible Preferred Stock at Redemption Value		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Non- Controlling Class B Units	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2026	1	$—	126	$—	—	$—	25,000	$21,793	32,786,816	$33	$157,354	$881	$(162,323)	$17,738	$10,005	$27,743
Conversion of Series 10 Preferred Stock to common shares and pre-funded warrants	—	—	—	—	—	—	(25,000)	(21,793)	1,721,980	1	(1,945)	—	—	(23,737)	—	(23,737)
Stock-based compensation – Options	—	—	—	—	—	—	—	—	—	—	4,847	—	—	4,847	—	4,847
Common shares issued for exercise of liability classified warrants, net of costs	—	—	—	—	—	—	—	—	3,963,408	4	10,734	—	—	10,738	—	10,738
Series 10 Convertible Preferred Stock dividend accrual	—	—	—	—	—	—	—	—	—	—	(42)	—	—	(42)	—	(42)
Disposition of the Inpixon Business (Note 17)	—	—	—	—	—	—	—	—	—	—	—	(881)	—	(881)	—	(881)
Net loss attributable to parent	—	—	—	—	—	—	—	—	—	—	—	—	(35,270)	(35,270)	—	(35,270)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	272	272
Balance – March 31, 2026	1	$—	126	$—	—	$—	—	$—	38,472,204	$38	$170,948	$—	$(197,593)	$(26,607)	$10,277	$(16,330)
Stock-based compensation – Options	—	—	—	—	—	—	—	—	—	—	3,772	—	—	3,772	—	3,772

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(Unaudited)
(In thousands, except share data)

	Series 4 Convertible Preferred Stock at Redemption Value		Series 5 Convertible Preferred Stock at Redemption Value		Series 9 Convertible Preferred Stock at Redemption Value		Series 10 Convertible Preferred Stock at Redemption Value		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Non- Controlling Class B Units	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock option exercise	—	—	—	—	—	—	—	—	5,585	—	—	—	—	—	—	—
Net loss attributable to parent	—	—	—	—	—	—	—	—	—	—	—	—	(2,754)	(2,754)	—	(2,754)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	304	304
Balance – June 30, 2026	1	$—	126	$—	—	$—	—	$—	38,477,789	$38	$174,720	$—	$(200,347)	$(25,589)	$10,581	$(15,008)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Series 4 Preferred Stock at Redemption Value		Series 5 Preferred Stock at Redemption Value		Series 9 Preferred Stock at Redemption Value		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2025	1	$—	126	$—	1,331	$1,331	1,685,021	$2	$99,425	$(622)	$(93,562)	$6,574
Common shares issued for net cash proceeds of ATM offering	—	—	—	—	—	—	169,299	—	1,667	—	—	1,667
Common shares issued for net cash proceeds of public offerings	—	—	—	—	—	—	2,219,746	2	17,900	—	—	17,902
Common shares issued for conversion of debt	—	—	—	—	—	—	240,229	—	750	—	—	750
Common shares issued for exercise of liability classified warrants	—	—	—	—	—	—	300,000	—	408	—	—	408
Redemption of Series 9 preferred stock	—	—	—	—	(1,331)	(1,331)	—	—	(96)	—	—	(1,427)
Stock-based compensation	—	—	—	—	—	—	—	—	455	—	—	455
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	467	—	467
Other	—	—	—	—	—	—	173,245	1	4	—	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	(12,872)	(12,872)
Balance – March 31, 2025	1	—	126	—	—	—	4,787,540	5	120,513	(155)	(106,434)	13,929
Common shares issued for net cash proceeds of public offerings	—	—	—	—	—	—	6,231	6	(457)	—	—	(451)
Common shares issued for exercise of liability classified warrants	—	—	—	—	—	—	6,772	7	18,002	—	—	18,009
Stock-based compensation	—	—	—	—	—	—	125	—	722	—	—	722
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	1,039	—	1,039
Other	—	—	—	—	—	—	—	—	15	—	—	15
Net loss	—	—	—	—	—	—	—	—	—	—	(20,858)	(20,858)
Balance – June 30, 2025	1	—	126	—	—	—	17,915,340	18	138,795	884	(127,292)	12,405

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(amounts in thousands, unaudited)	2026	2025
Cash Flows Used in Operating Activities
Net loss	$(37,448)	$(33,730)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110	68
Amortization of intangible assets	458	152
Amortization of right-of-use asset	390	76
Non-cash interest (income) expense, net	(206)	145
Stock-based compensation	8,619	1,177
Impairment of goodwill	—	4,049
Impairment of intangible assets	—	631
Loss on extinguishment of debt	—	421
Warrant issuance expense	—	5,795
Change in fair value of warrant liability	13,034	5,431
Loss on sale of Inpixon Business	831	—
Other income	(250)	—
Other	257	(291)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	203	401
Inventories	(3,673)	(4)
Prepaid expenses and other current assets	(1,582)	(264)
Other assets	(19)	362
Accounts payable	(2,648)	(1,814)
Related party payables	—	(51)
Accrued expenses and other current liabilities	2,256	(4,838)
Customer deposits	(980)	376
Operating lease obligation	(360)	(75)
Net Cash Used in Operating Activities	(21,008)	(21,983)
Cash Flows Used in Investing Activities
Purchase of property and equipment	(170)	(103)
Net cash paid on disposal of the Inpixon Business	(694)	—
Net Cash Used in Investing Activities	(864)	(103)
Cash Provided by Financing Activities
Proceeds from the exercise of liability classified warrants	7,927	3,771
Payment of offering costs and commissions in connection with exercise of liability classified warrants	(488)	—
Net proceeds from sale of common stock and pre-funded warrants via public offerings	—	36,396
Net proceeds from ATM stock offering	—	1,667
Redemption of Series 9 preferred stock	—	(1,427)
Borrowings on Asset-Based Revolving Line of Credit (Drone Nerds)	45,008	—
Repayment of borrowings on Asset-Based Revolving Line of Credit (Drone Nerds)	(36,248)	—
Payment of debt issuance costs	(565)	—
Repayments of promissory notes-related party	(3,500)	(2,719)
Net Cash Provided by Financing Activities	12,134	37,688
Effect of Foreign Exchange Rate on Changes on Cash	33	339
Net (Decrease) Increase in Cash and Cash Equivalents	(9,705)	15,941
Cash and Cash Equivalents - Beginning of period	16,919	4,105
Cash and Cash Equivalents - End of period	$7,214	$20,046

	Six Months Ended June 30,
(amounts in thousands, unaudited)	2026	2025
Supplemental Disclosure of cash flow information:
Cash paid for interest	$487	$282
Cash paid for income taxes	$—	$9
Non-cash investing and financing activities
Common shares issued for conversion of debt and accrued interest	$—	$750
Warrant liabilities exchanged for common stock	$3,299	$—
Conversion of Series 10 Preferred Stock to pre-funded warrants	$24,186	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Effective in fiscal year 2026, as part of the Company’s strategic shift from the TriFan 600 development program towards the design and development of unmanned platforms, the Company revised its operating segments to remove the commercial aviation segment and replace it with the advanced defense systems (“ADS”) segment. In June 2026, the Company wound down all ADS spending and implemented a reduction in force. Management shifted capital away from the non-revenue-generating ADS segment to concentrate resources on the UAS platform, establishing a stronger operational focus. For the three and six months ended June 30, 2026, the Company operated as two reportable segments: UAS and ADS, refer to Note 11 – Segments.
Organization
In November 2025, the Company completed the acquisition of Drone Nerds, LLC and Anzu Robotics, LLC (collectively, “Drone Nerds”) through XTI Drones Holdings, LLC, a Texas limited liability company (“XTI Drones Holdings”). The Company holds an 83.403% controlling equity interest in XTI Drones Holdings through its ownership of Class A Units, and the remaining 16.597% equity interest is held by other Class B unitholders. The results of Drone Nerds have been included in the Company’s consolidated financial statements from November 10, 2025, the acquisition date, and the ownership interest not held by the Company is reflected as noncontrolling interest. Drone Nerds represents the Company’s UAS solutions and services operations.
During December 2025, the Company committed to a plan to dispose of its historical Industrial IoT / real-time location systems (“RTLS”) operations (the “Inpixon Business”) and retroactively classified the business as held for sale. The disposition of the Inpixon Business was completed on February 3, 2026. The Inpixon Business historically comprised the Company’s Industrial IoT operations, which previously represented the Company’s Industrial IoT reportable segment. The results of the Inpixon Business have been presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. Unless otherwise indicated, the information included in the accompanying notes relates to the Company’s continuing operations. See Note 17 for additional information regarding discontinued operations.
Liquidity
These consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company is likely to require additional liquidity to meet its obligations and support ongoing operations over the next year. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these unaudited condensed consolidated financial statements.

The Company has a history of operating losses and negative cash flows from operations. Cash on hand decreased $9.7 million during the six months ended June 30, 2026, as a result of negative cash flows from operations of $21.0 million, negative cash flows from investing activities of $0.9 million and positive cash flows from financing of $12.1 million. Additionally, as of June 30, 2026, the Company’s obligations include $4.4 million of current debt maturities (See Acquisition-Related Promissory Notes under Note 8 – Debt), and the Company is likely to require additional liquidity in order to meet this obligation and support ongoing operations over the next year. Additionally, the Company acquired Drone Nerds in 2025, which continues to face regulatory headwinds, including the announcement of the Section 232 tariffs taking effect on September 3, 2026, and consumer hesitation around the macro economy and other pending drone-related regulations.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the full year ending December 31, 2026. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the years ended December 31, 2025 and 2024 included in the annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - Summary of Significant Accounting Policies
The Company’s complete accounting policies are described in Note 3 to the Company’s audited consolidated financial statements and notes included in the annual report on Form 10-K for the year ended December 31, 2025.
Credit Risk and Concentrations
Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash and cash equivalents. Cash equivalents are measured at fair value on a recurring basis using quoted prices in active markets for identical assets and are classified within Level 1 of the fair value hierarchy. The Company maintains its cash and cash equivalents primarily with high-credit-quality financial institutions in the United States. Cash balances maintained with financial institutions in the United States are generally in excess of federally insured limits. The Company mitigates its credit risk by limiting its exposure to any single financial institution and by monitoring the credit quality of its counterparties. The Company places its cash with financial institutions that have long-term credit ratings of at least A- or equivalent, as assigned by major credit rating agencies.
In connection with the Company’s credit facility, certain depository accounts of the Company are swept into a blocked account with the lender and shall be used to reduce amounts owed under the credit facility. The Company classifies the balances of these accounts as restricted cash, as of June 30, 2026 and December 31, 2025, $0.5 million and $0.0 million of restricted cash is included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets.
The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for credit losses.
As of June 30, 2026 and December 31, 2025, the Company’s provision for credit losses related to its trade accounts receivable is immaterial. As of June 30, 2026 and December 31, 2025 the provision for credit losses of $2.1 million is related to a convertible promissory note receivable, which is fully reserved. There was no change in the provision for credit losses during the three and six months ended June 30, 2026.
In connection with the sale of Inpixon in February 2026, the Company issued a note receivable for EUR 4,640,000 that bears interest of 5% until the fourth anniversary of the Closing Date, as defined below. The Company has the right (the “Unwind Option”) to require the Purchaser to transfer back all shares of Inpixon and its subsidiaries at any time during that fifteen (15) month period beginning on the first day of the thirty-seventh month following the Signing Date and continuing to the end of the fifty-second month following the Signing Date for no consideration by the Company. If exercised, all unpaid amounts of the purchase price will be forgiven. If not exercised within the specified period, the unpaid purchase price will also be forgiven. As of June 30, 2026 the balance of the note receivable was $4.3 million.

The customers from continuing operations who account for 10% or more of the Company’s revenue for the three and six months ended June 30, 2026 or 10% or more of the Company’s outstanding receivable balance as of June 30, 2026 are presented as follows:

	Percentage of revenues		Percentage of accounts receivable
Customer	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	June 30, 2026	December 31, 2025
A	14%	10%	42%	47%
B	**	**	14%	**
C	**	**	10%	**
** Represents less than 10% of the total for the respective period.
For the three and six months ended June 30, 2025, all revenue was generated by the Company’s Inpixon Business, which has been classified as discontinued operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The vendors from continuing operations who account for 10% or more of the Company’s purchases for the three and six months ended June 30, 2026 or 10% or more of the Company’s outstanding accounts payable balance as of June 30, 2026 are presented as follows:

	Percentage of purchases		Percentage of accounts payable
Vendor	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	June 30, 2026	December 31, 2025
A	32%	41%	**	**
B	28%	13%	**	**
C	17%	**	**	**
D	**	**	20%	10%
E	**	**	13%	**
F	**	**	**	19%
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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Disaggregation of Revenue
Disaggregation of Revenue
Revenue presented for the three and six months ended June 30, 2026 represents revenue from continuing operations and excludes revenue from the Inpixon Business, which has been classified as discontinued operations. Revenue presented for the three and six months ended June 30, 2025 relates entirely to the Inpixon Business and has been reclassified to discontinued operations in the accompanying unaudited condensed consolidated financial statements. Revenue is primarily generated in the United States.
Revenues arise substantially from the Company’s UAS offerings through the following channels (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Wholesale	$20,752	$37,223
Direct Sales	7,880	15,584
Retail	3,817	7,338
Total revenue	$32,449	$60,145
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
Note 5 – Unaudited Pro Forma Financial Information
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
The unaudited pro forma information reflects adjustments that are directly attributable to the acquisition and are factually supportable, including:
•Incremental amortization expense related to identifiable intangible assets acquired;
•Interest expense associated with acquisition-related indebtedness;
•Conforming accounting policy adjustments, where applicable.
The pro forma financial information does not include any anticipated cost savings, operating synergies, or other integration effects of the acquisition.
The following unaudited pro forma consolidated financial information presents the combined results of continuing operations of the Company and Drone Nerds (in thousands, except per share amounts):

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three and six months ending June 30, 2025

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues	$25,130	$55,717
Net loss from continuing operations	$(13,267)	$(20,532)
Net loss attributable to common stockholders from continuing operations	$(13,706)	$(21,632)
Net loss per share from continuing operations – basic and diluted	$(1.92)	$(4.11)
Weighted average common shares outstanding – basic and diluted	7,121,837	5,263,609
Note 6 - Goodwill and Intangible Assets
Goodwill
As of June 30, 2026 and December 31, 2025, the Company had goodwill of approximately $11.5 million related to the acquisition of Drone Nerds and included as a part of the UAS segment. There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2026, and no impairment indicators were identified.
Intangible Assets
Intangible assets consist primarily of patents, trade names and trademarks, and customer relationships acquired in the Drone Nerds acquisition. The following table presents intangible assets associated with continuing operations as of June 30, 2026 and December 31, 2025 (in thousands):
As of June 30, 2026:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life
Patents	$468	$(223)	$245	8.4
Trade Names / Trademarks	4,000	(197)	3,803	12.4
Customer Relationships	5,200	(369)	4,831	8.4
Total	$9,668	$(789)	$8,879
As of December 31, 2025

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life
Patents	$468	$(207)	$261	8.8
Trade Names / Trademarks	4,000	(43)	3,957	12.9
Customer Relationships	5,200	(80)	5,120	8.9
Total	$9,668	$(330)	$9,338
Amortization expense for the three and six months ended June 30, 2026 was approximately $0.2 million and $0.5 million, respectively. Amortization expense for the three and six months ended June 30, 2025 was primarily related to the Inpixon business, which is included in discontinued operations.
The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment indicators were identified during the six months ended June 30, 2026. The UAS segment, which contains materially all goodwill and intangibles, continues to be profitable for the three and six months ended June 30, 2026.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Other Balance Sheet Information
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Vendor deposits	$2,690	$2,649
Prepaid expenses and other	3,174	1,340
Total prepaid expenses and other current assets	$5,864	$3,989
Inventories
Inventory as of June 30, 2026 and December 31, 2025 represents inventory on hand within the Drone Nerds (UAS) segment and consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Drones	$8,917	$7,725
Accessories	6,420	4,043
Service parts and components	3,755	3,632
Total inventories	$19,092	$15,400
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Bonuses and commissions	$2,054	$2,839
Compensation and benefits	844	996
Inventory received not invoiced	1,594	1,404
Accrued Disposition Obligation	1,920	—
Other	1,326	1,317
Total accrued expenses and other current liabilities	$7,738	$6,556
Note 8 - Debt

Short-Term Debt	Maturity	June 30, 2026	December 31, 2025
Acquisition-Related Promissory Notes	11/10/2026	$4,431	$7,931
Asset-Based Revolving Line of Credit (Drone Nerds)	2/11/2029	8,760	—
Total Short-Term Debt		$13,191	$7,931
Interest expense on outstanding debt totaled approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and $0.0 million and $0.2 million for the three and six months ended June 30, 2025, respectively.
Acquisition-Related Promissory Notes
In connection with the November 2025 acquisition of Drone Nerds (the “Acquisition”), XTI Drones Holdings, LLC issued promissory notes to The Origin Group DN, Inc. and The Origin Group AZ, Inc. (collectively the “Sellers”) with an aggregate original principal amount of approximately $11.9 million (the “Notes”). The Sellers also own 6,524,576 Class B

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Units, representing 16.597% ownership, of XTI Drones Holdings, LLC. The terms of the Notes and the issuance of the Class B Units were negotiated together in connection with the Acquisition. See Note 9 — Capital Structure for further discussion of the Class B Units.
The Notes bear interest at a rate of 7.25% per annum, calculated on a 365-day year. Accrued interest is payable in accordance with the terms of the Notes, and unpaid interest is added to principal if not paid when due.
During the three and six months ended June 30, 2026, the Company made aggregated principal payments of $1.5 million and $3.5 million, respectively. The Notes require remaining scheduled principal repayments as follows:
•$1.5 million in the aggregate due no later than September 30, 2026; and
•The remaining outstanding principal and accrued interest due on or before the one-year anniversary of the Notes.
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
As of June 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the Notes was approximately $4.4 million and $7.9 million, respectively.

See Note 18, Subsequent Events for an update on the September 30, 2026 payment and the status of the Notes.

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
As of June 30, 2026, the borrowing base was calculated to be approximately $18.7 million, and the Company had $8.8 million outstanding in addition to letters of credit in the amount of $0.8 million, with $9.1 million of remaining availability. Borrowings under the ABL Facility bear interest at Secured Overnight Financing Rate or a base rate, plus a margin of 2.0%, subject to adjustment in certain circumstances. The average unused commitment under the ABL Facility is subject to an unused commitment fee of 0.25% to 0.375%. Borrowings under the ABL Facility as of June 30, 2026 incurred interest at a weighted average of 5.7%.
The Credit Agreement is subject to a cash dominion arrangement, whereby funds deposited into any depository account of the borrower are swept into a blocked account with the Lender and shall be used to reduce amounts owed under the Credit Facility. Because of the nature of the cash dominion arrangement, borrowings under the Credit Agreement are classified as current liabilities despite a maturity date that is more than twelve months from the balance sheet date.
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
During the six months ended June 30, 2026, gross borrowings and repayments under the ABL facility are presented within cash flows from financing activities. During the three months ended March 31, 2026 these amounts were incorrectly netted within cash flows from financing and have been corrected within the six-month ended June 30, 2026 as an immaterial correction.
See Note 18, Subsequent Events for an update on the Credit Facility.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 – Capital Structure
AUTHORIZED CAPITAL
The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share. The Board of Directors is authorized to establish the rights, preferences and privileges of any series of preferred stock.
REVERSE STOCK SPLIT
On January 10, 2025, the Company effected a 1-for-250 reverse stock split of its outstanding stock. All share and per share amounts presented in these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock splits.
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
Upon conversion, the Company issued 1,721,980 shares of common stock and a pre-funded warrant with a $0.0001 exercise price to purchase 15,307,735 shares of common stock. The pre-funded warrant was issued in lieu of additional shares of common stock due to beneficial ownership limitations contained in the Series 10 Preferred Stock. The pre-funded warrant is immediately exercisable at an exercise price of $0.0001 per share. The pre-funded warrant was determined to be a liability-classified instrument under ASC 815 due to adjustment and settlement provisions and, as such, upon conversion, the Company recorded the pre-funded warrant liability at a fair value of $24.2 million based on the listed price of the Company’s common stock along with a reduction of additional paid-in capital of $4.2 million for the difference between the carrying value of the preferred stock plus accrued and unpaid dividends.
Series 9 Preferred Stock
During March 2024, the Company issued Series 9 Preferred Stock in connection with debt exchanges and cash financing. During 2024 9,790 shares were exchanged for common stock, and 757 shares were redeemed. During the three months ended March 31, 2025, the remaining shares were redeemed for approximately $1.4 million. As of June 30, 2026 and December 31, 2025, no shares remain outstanding.
WARRANTS
The following table summarizes the activity of warrants outstanding:

	Number of Warrants	Weighted Average Exercise
Outstanding at January 1, 2026	25,213,417	$2.94
Conversion of Series 10 Preferred Stock to Pre-funded Warrants	15,307,735	$0.0001
Exercised	(3,963,408)	$2.00
Outstanding at June 30, 2026	36,557,744	$1.81
Exercisable at June 30, 2026	36,556,987	$1.81
Warrant Exercises
During the six months ended June 30, 2026, holders of certain warrants issued in connection with the Company’s 2025 public offerings exercised warrants to purchase an aggregate of 3,963,408 shares of the Company’s common stock, resulting in gross cash proceeds of approximately $7.9 million.
In connection with the solicitation of such warrant exercises, the Company paid commissions and other fees to a third party financial advisor of approximately $0.5 million. Net cash proceeds to the Company from these warrant exercises during the six months ended June 30, 2026 were approximately $7.4 million.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NONCONTROLLING INTEREST – CLASS B UNITS OF XTI DRONES HOLDINGS, LLC
In connection with the November 2025 acquisition of Drone Nerds, the Company issued 6,524,576 Class B Units of XTI Drones Holdings, LLC to the Sellers as part of the purchase consideration. The Company holds Class A Units representing an 83.403% controlling interest in XTI Drones Holdings, LLC. The Class B Units represent the remaining 16.597% ownership interest and are reflected as noncontrolling interest in the condensed consolidated financial statements.
Exchange features of the Class B Units:
•Are exchangeable into shares of the Company’s common stock on a one-for-one basis at the option of the holder at any time after May 1, 2026;
•All outstanding Class B Units will automatically be exchanged into shares of the Company’s common stock on a one-for-one basis fifteen months after the acquisition closing date; and
•Require no additional consideration upon exchange.
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
Note 10 - Stock Award Plans and Stock-Based Compensation
Legacy XTI adopted the 2017 Employee and Consultant Stock Ownership Plan, which was assumed by the Company in connection with the XTI Merger. The plan permits grants of stock options and other equity awards to employees, directors and consultants. As of June 30, 2026, no shares remain available for future issuance under the 2017 Plan.
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
As of June 30, 2026, there are no unvested Restricted Stock or Restricted Stock Units outstanding under the 2018 Plan.
The aggregate number of shares that may be awarded under the 2018 Plan as of June 30, 2026 was 80,105,687. As of June 30, 2026, 59,965,772 shares of common stock were available for future grant under the 2018 Plan, of which 57,209,296 shares are registered.
See below for a summary of the stock options granted under the 2011, 2017 and 2018 plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2026	15,941,550	$2.80	9.8	$—
Granted	5,017,127	$1.79
Forfeitures	(817,221)	$10.20
Exercises	(37,500)	$2.00
Outstanding at June 30, 2026	20,103,956	$2.25	9.2	$3.4
Exercisable at June 30, 2026	10,703,597	$2.45	9.0	$1.7

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following assumptions were used in estimating the fair values of options awarded during the six months ended June 30, 2026:

Fair value of common stock	$1.43 - $2.35
Exercise price	$1.43 - $2.35
Expected term	5 – 7 years
Volatility	134.52% - 153.30%
Risk-free interest rate	3.51% - 4.43%
Dividend yield	—%
Stock-based Compensation Expense
Stock-based compensation charges for the periods indicated below (in thousands) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$—	$147	$205	$294
Sales and marketing	83	—	465	—
General and administrative	3,691	520	7,779	785
Total	$3,774	$667	$8,449	$1,079
As of June 30, 2026, the total unrecognized compensation expense related to unvested awards was approximately $13.9 million, which the Company expects to recognize over an estimated weighted average period of 1.0 years.

Note 11 - Segments
The Company’s Chief Executive Officer (“CEO”), acting as the Chief Operating Decision Maker (“CODM”) regularly reviews and manages certain areas of its businesses, resulting in the Company identifying two reportable segments for the three and six months ended June 30, 2026: Unmanned Aircraft Systems (“UAS”) and Advanced Defense Systems (“ADS”). The Company manages and reports its operating results through these two reportable segments. During the three months ended June 30, 2026, the Company decided to wind-down the ADS segment as it would require substantial additional time and capital in order to generate revenue. While the Company completes the wind-down operations, the CODM continues to review the financial information of these two reportable segments, and this decision does not result in a change to Company’s reporting segments.
For the three and six months ended June 30, 2025, the Company operated as two segments: Internet of Things (“IoT”) and Commercial Aviation, which included the TriFan 600 development program. During fourth quarter of the prior year, in connection with the sale of the Inpixon Business, the IoT segment was retroactively reclassified to discontinued operations, as a result the financial information for the IoT segment is not presented below. Additionally, in early 2026, the TriFan 600 program was paused and replaced with the ADS segment. Given the strategic shift, the disposal of the IOT segment, and the addition of the UAS segment in the fourth quarter of the prior year, the Company did not recast the segment financial information for the three and six months ended June 30, 2025.
The UAS segment includes the operating results of Drone Nerds and Anzu Robotics, which are owned by the Company’s majority-owned subsidiary, XTI Drones Holdings, which provides an integrated suite of UAS solutions across hardware distribution, training, compliance management support, repair and maintenance, fleet sustainment, and related services. This segment is focused on revenue generation and lifecycle support for enterprise, public safety, and government related customers.
Beginning in the second quarter of 2026, the Company changed the measure of segment profit or loss used by its CODM from income (loss) from operations to Adjusted EBITDA. The change reflects a change in the manner in which the Company’s CODM evaluates segment performance and allocates resources.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has presented Adjusted EBITDA as the measure of segment profit or loss for the three and six months ended June 30, 2026. The Company has not recast prior-period segment information to present Adjusted EBITDA because Adjusted EBITDA was not the measure of segment profit or loss used by the CODM during those prior periods. The CODM used net loss to evaluate segment performance and allocate resources during the first quarter of 2026 and prior periods.

The CODM uses Segment Adjusted EBITDA as management’s primary segment measure of profit or loss in assessing segment performance and in deciding how to allocate the Company’s resources. Segment Adjusted EBITDA is calculated as segment revenues less significant segment expenses, specifically, cost of revenue, research and development (excluding stock-based compensation expense), sales and marketing (excluding stock-based compensation expense), and general and administrative (excluding stock-based compensation and depreciation expense). Significant segment expenses also exclude certain costs that are nonrecurring, non-cash or are not related to the segments’ underlying business performance. A reconciliation of total Segment Adjusted EBITDA to consolidated loss from continuing operations before income taxes for the three and six months ended June 30, 2026 is included in the tables below. Unallocated operating expenses include costs that are not specific to a particular segment include administrative and accounting staff, public company costs, general liability and other insurance, professional fees, and other similar corporate expenses.
During the three and six months ended June 30, 2025 the CODM managed the business as two reportable segments. The CODM used consolidated net loss to measure segment performance. Unallocated operating expenses include costs that are not specific to a particular segment include administrative and accounting staff, public company costs, general liability and other insurance, professional fees, and other similar corporate expenses. The UAS segment reflects the results of Drone Nerds beginning in November 2025, there were no UAS segment operations during the three and six months ended June 30, 2025. Segment operating results are presented on a consolidated basis prior to the allocation of net income (loss) attributable to noncontrolling interests.

Substantially all revenues and long-lived assets for continuing operations are located in the United States. Segment assets are not provided because the Company’s chief operating decision maker does not regularly review or receive asset information by reportable segment for purposes of allocating resources or assessing segment performance.

The following tables reflect the results of operations from our business segments for the periods indicated below (in thousands):

	Three Months Ended June 30, 2026
	UAS	ADS	Unallocated Costs	Total
Revenue	$32,449	$—	$—	$32,449
Less:
Cost of revenue	26,806	—	—	26,806
Research and development	61	516	—	577
Sales and marketing (1)	1,584	22	285	1,891
General and administrative (2)	1,840	362	5,920	8,122
Segment Adjusted EBITDA	$2,158	$(900)	$(6,205)	(4,947)
Reconciling items to consolidated loss from continuing operations before income taxes
Depreciation and amortization				(271)
Interest expense, net				(148)
Merger and acquisition transaction costs				(90)
Stock-based compensation expense				(3,774)
Change in fair value of warrant liability				8,413
Other				(33)
Consolidated loss from continuing operations before income taxes				$(850)

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) The difference between this significant segment expense and “Sales and marketing” within the Company’s Consolidated Statements of Operations relates to stock-based compensation ($0.08 million).
(2) The difference between this significant segment expense and “General and administrative” within the Company’s Consolidated Statements of Operations relates to stock-based compensation ($3.7 million) and depreciation ($0.04 million).

	Six Months Ended June 30, 2026
	UAS	ADS	Unallocated Costs	Total
Revenue	$60,145	$—	$—	$60,145

Cost of revenue	49,356	—	—	49,356
Research and development (1)	108	1,408	—	1,516
Sales and marketing (2)	3,010	31	799	3,840
General and administrative (3)	3,707	725	11,384	15,816
Segment Adjusted EBITDA	$3,964	$(2,164)	$(12,183)	(10,383)
Reconciling items to consolidated loss from continuing operations before income taxes
Depreciation and amortization				(550)
Interest expense, net				(302)
Merger and acquisition transaction costs				(90)
Stock-based compensation expense				(8,449)
Change in fair value of warrant liability				(13,034)
Other				212
Consolidated loss from continuing operations before income taxes				$(32,596)
(1) The difference between this significant segment expense and “Research and development” within the Company’s Consolidated Statements of Operations relates to stock-based compensation ($0.3 million).
(2) The difference between this significant segment expense and “Sales and marketing” within the Company’s Consolidated Statements of Operations relates to stock-based compensation ($0.5 million).
(3) The difference between this significant segment expense and “General and administrative” within the Company’s Consolidated Statements of Operations relates to stock-based compensation ($7.7 million) and depreciation ($0.09 million).

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2025
	Commercial Aviation	Unallocated Costs	Total
Operating expenses
Research and development	$1,380	$—	$1,380
Sales and marketing	280	654	934
General and administrative(1)	138	3,336	3,474
Other expenses(2)	8	—	8
Total operating expenses	1,806	3,990	5,796
Loss from operations	(1,806)	(3,990)	(5,796)
Other expense	—	(9,719)	(9,719)
Net loss from continuing operations before income tax	(1,806)	(13,709)	(15,515)
Income tax expense	—	(9)	(9)
Net loss from continuing operations	$(1,806)	$(13,718)	$(15,524)

	Six Months Ended June 30, 2025
	Commercial Aviation	Unallocated Costs	Total
Operating expenses
Research and development	$2,504	$—	$2,504
Sales and marketing	333	876	1,209
General and administrative(1)	687	9,583	10,270
Other expenses(2)	16	—	16
Total operating expenses	3,540	10,459	13,999
Loss from operations	(3,540)	(10,459)	(13,999)
Other expense	—	(12,214)	(12,214)
Net loss from continuing operations before income tax	(3,540)	(22,673)	(26,213)
Income tax benefit	—	6	6
Net loss from continuing operations	$(3,540)	$(22,667)	$(26,207)
(1)Unallocated general and administrative costs primarily consist of stock compensation, personnel expenses, professional fees, and public company costs.
(2)Other expenses include amortization of intangibles.
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
Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, warrant liability, line of credit, and notes payable. Cash and cash equivalents, accounts receivable and accounts payable are stated

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
at their respective carrying amounts, which approximate fair value due to their short-term nature. As of June 30, 2026 and December 31, 2025, the Company had no financial instruments that met the definition of cash equivalents outstanding.
The change in fair value of the warrant liability is presented within ‘Change in fair value of warrant liability’ in the accompanying unaudited condensed consolidated statements of operations.
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
The fair value of the warrants was estimated using a Black-Scholes option pricing model. The model requires the use of significant assumptions, including:
•The Company’s stock price at the valuation date
•The contractual exercise price
•Expected volatility
•Risk-free interest rate
•Expected term
•Dividend yield
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
As of June 30, 2026, the significant assumptions used in the Black-Scholes model were as follows:
•Stock price: $1.81
•Exercise prices: $1.36 – $2.00
•Expected volatility: 135%
•Risk-free interest rate: 4.10% – 4.11%
•Remaining term: 3.75 – 4.21 years
•Dividend yield: —%
Changes in these assumptions could result in a material change in the fair value of the warrant liability.
Fair Value Tables
As of June 30, 2026, the Company did not have any assets measured at fair value on a recurring basis. The Company’s liabilities measured at fair value consisted of the following at June 30, 2026:

	Fair Value as of June 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$56,482	$—	$—	$56,482
Total liabilities	$56,482	$—	$—	$56,482

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below provides a summary of changes in the estimated fair value of the Company’s Level 3 assets and liabilities:

Warrant Liability
Balance at January 1, 2026	$22,561
Pre-funded Warrants issued in connection Series 10 Preferred Stock conversion	24,186
Exercise of Warrants	(3,299)
Change in fair value	13,034
Balance at June 30, 2026	$56,482
Note 13 - Commitments and Contingencies
Litigation
From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. Except as described below, the Company is not currently a party to any other material legal proceedings.
Xeriant Litigation
In December 2023, Xeriant, Inc. filed a lawsuit in the United States District Court for the Southern District of New York against Legacy XTI alleging, among other things, breach of contract, fraud, unjust enrichment, and misappropriation of confidential information in connection with agreements relating to the TriFan 600 aircraft and the XTI Merger. Xeriant’s third amended complaint in this litigation is seeking $20 million (among other relief) in damages. Legacy XTI has asserted counterclaims alleging breach of contract, breach of fiduciary duty, and seeking declaratory relief regarding ownership of intellectual property and termination of the joint venture agreement, and Legacy XTI filed a Motion for Summary Judgement in this matter in July 2026.
The Company believes the claims against Legacy XTI are without merit and is vigorously defending against them. The outcome of this matter cannot presently be predicted.
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
State of Texas Petition Against Anzu Robotics, LLC
In February 2026, the State of Texas filed a petition in the District Court of Collin County, Texas, against Anzu Robotics, LLC (“Anzu”), a subsidiary of the Company, alleging violations of the Texas Deceptive Trade Practices–Consumer Protection Act (“DTPA”) in connection with the marketing and sale of certain drone products. The petition seeks injunctive relief, civil penalties, and attorneys’ fees and costs. Trial is set for November 8, 2027. In May 2026, the State of Texas also issued a civil investigative demand to Drone Nerds LLC pursuant to the DTPA. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.
State of Florida Subpoena to Anzu Robotics, LLC
In April 2026, the State of Florida issued a subpoena to Anzu Robotics, LLC (“Anzu”), a subsidiary of the Company pursuant to the Florida Deceptive and Unfair Trade Practices Act in connection with the marketing and sale of certain drone products. The Company responded to the subpoena. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any. Accordingly, the Company has not recorded an accrual for this matter because a loss, if any, cannot be reasonably estimated at this time.
State of Florida Subpoena to XTI Aerospace, Inc.

In October 2026, the State of Florida issued a subpoena duces tecum to XTI Aerospace, Inc. pursuant to the Florida Deceptive and Unfair Trade Practices Act, Chapter 501, Part II, Florida Statutes, seeking information concerning XTI’s relationship with Anzu Robotics, LLC, Drone Nerds, and other related information concerning the sale of certain drones and Anzu products in the State of Florida. The Company intends to respond. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
State of Florida Subpoena to Drone Nerds, LLC

In October 2026, the State of Florida issued a subpoena to Drone Nerds LLC pursuant to the Florida Deceptive and Unfair Trade Practices Act in connection with the marketing and sale of certain drone products. The Company has not yet responded to the subpoena. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

FCC request for documents

In May 2026, the Federal Communications Commission issued a request for documents to Anzu Robotics LLC under the Communications Act of 1934, inquiring as to whether the Company directly or indirectly marketed with the United States any radio frequency equipment produced in a manner that may be a violation of the Act. The Company responded to the request. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

Legal and Other Contingencies
From time to time, the Company may be involved in legal proceedings, claims and contractual disputes arising in the ordinary course of business. The Company evaluates these matters in accordance with ASC 450, Contingencies, and records liabilities when losses are considered probable and reasonably estimable.

Assessment
The Company is unable to predict the ultimate outcome of these matters, and the Company is unable to reasonably estimate the amount of any potential loss, if any. Accordingly, no accrual has been recorded as of June 30, 2026. An adverse outcome in any of these matters could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Note 14 - Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss from continuing operations	$(850)	$(15,524)	$(32,596)	$(26,207)
Net loss from discontinued operations	(1,600)	(5,334)	(4,852)	(7,523)
Net loss	(2,450)	(20,858)	(37,448)	(33,730)
Less: Net income attributable to noncontrolling interest	304	—	576	—
Net loss attributable to XTI Aerospace, Inc.	(2,754)	(20,858)	(38,024)	(33,730)
Less: Preferred stock dividends	—	—	42	29
Net Loss Attributable to Common Stockholders	$(2,754)	$(20,858)	$(38,066)	$(33,759)

Net loss per share – basic and diluted:
Continuing operations	$(0.03)	$(2.18)	$(0.90)	$(4.98)
Discontinued operations	$(0.04)	$(0.75)	$(0.13)	$(1.43)
Net loss per share	$(0.07)	$(2.93)	$(1.03)	$(6.41)

Weighted Average Shares Outstanding Basic and Diluted	38,476,439	7,121,837	36,857,677	5,263,609
Net loss per share from continuing and discontinued operations is calculated based on net loss attributable to common stockholders. Preferred stock dividends are allocated to continuing operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following weighted average potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options	19,025,916	50,341	18,448,775	50,761
Warrants	36,557,744	3,104,234	37,658,493	1,593,397
Convertible Preferred Stock	2	2	470,436	2
Noncontrolling Interest – Class B Units	6,524,576	—	6,524,576	—
Total	62,108,238	3,154,577	63,102,280	1,644,160
Note 15 – Income Taxes
The Company recorded a provision for income taxes during the six months ended June 30, 2026, of $1.2 million, included in results from discontinued operations, related to the Inpixon sale, discussed below. The income tax provision for the three and six months ended June 30, 2025 was immaterial.
The effective tax rate, inclusive of discrete items, was 0.00% and (0.02)% for the six months ended June 30, 2026 and 2025, respectively, which was driven by a combination of permanent adjustments related to partnership income, 162(m) compensation limitations, and acquisition costs and a valuation allowance.
The Company evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for its deferred tax assets was needed. The deferred tax assets are composed primarily of net operating loss carryforwards. The Company determined that a full valuation allowance against all deferred tax assets was appropriate for the three and six months period ended June 30, 2026 and June 30, 2025.
Note 16 – Related Parties
Jeremy Schneiderman, CEO of Drone Nerds, an employee of the Company since November 10, 2025, and interim CEO of the Company effective August 17, 2026, also serves as CEO of and has an economic stake in the Sellers. As discussed under Note 8—Debt and Note 9—Capital Stock, the Sellers hold acquisition-related promissory notes issued by the Company and 6,524,576 Class B Units of XTI Drones Holdings, LLC, representing a 16.597% ownership of XTI Drones Holdings, LLC. During the three and six months ended June 30, 2026, the Company made aggregated principal payments of $1.5 million and $3.5 million, respectively. Additionally, the Company paid interest of $0.1 million and $0.2 million during the three and six months ended June 30, 2026, respectively. As of June 30, 2026 and December 31, 2025, the principal balance outstanding on the Notes was $4.4 million and $7.9 million, respectively. The Notes mature on November 10, 2026. See Note 18, Subsequent Events for an update on the Related Parties.

Note 17 – Discontinued Operations
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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table presents the results of discontinued operations related to the sale of the Inpixon Business for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$—	$600	$253	$1,084
Cost of revenues	—	117	56	266
Research and development	—	570	126	1,160
Sales and marketing	—	571	174	1,317
General and administrative	—	474	1,077	1,059
Impairment of goodwill and intangible assets	—	4,149	—	4,680
Other expense, net	—	53	—	125
Net loss, before tax	—	(5,334)	(1,180)	(7,523)
Income tax provision	—	—	1,241	—
Loss from discontinued operations, before disposition	$—	$(5,334)	$(2,421)	$(7,523)
Loss on sale of discontinued component	1,600	—	2,431	—
Net loss from discontinued operations	$(1,600)	$(5,334)	$(4,852)	$(7,523)

Net Loss Per Share, Basic and Diluted:
Discontinued Operations Before Disposition	$(0.04)	$(0.75)	$(0.07)	$(1.43)
Loss on Sale of Discontinued Component	$—	$—	$(0.07)	$—
Total Discontinued Operations	$(0.04)	$(0.75)	$(0.13)	$(1.43)
Weighted Average Shares Outstanding, Basic and Diluted	38,476,439	7,121,837	36,857,677	5,263,609
The estimated fair value of the purchase price to be received from the Purchaser as of the Closing Date was $4.2 million resulting in a loss on disposal of approximately $0.8 million during the three months ended March 31, 2026, which is included in discontinued operations.
During the three months ended June 30, 2026, the Company recognized an additional $1.6 million of loss on sale of discontinued component related to certain matters associated with the previously disposed business. The adjustment primarily reflects estimates of contractual obligations related to the disposal. The additional loss is included in loss from discontinued operations, net of tax, in the accompanying condensed consolidated statements of operations. As it relates to the total $1.6 million recognized in the three months ended June 30, 2026, the Company recorded a liability of $1.9 million within accrued expenses and other liabilities and a partially offsetting asset of $0.3 million within prepaid expenses and other current assets.

As a result of the sale, the Company expects to owe income taxes in Germany, the Company recorded a tax provision of $1.2 million, included in the loss from discontinued operations, for the three and six months ended June 30, 2026.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the major classes of cash flows related to discontinued operations of the Inpixon Business (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(144)	$(1,939)
Net cash used in investing activities	(695)	(2)
Net cash provided by (used in) financing activities	—	—
Total	$(839)	$(1,941)
Note 18 - Subsequent Events
Debt Defaults and Restructuring Discussions
On September 30, 2026, XTI Drones Holdings, LLC (“XTI Drones Holdings”), a majority-owned subsidiary of the Company, did not make scheduled principal payments totaling $1.5 million, together with accrued interest, under the promissory notes issued on November 10, 2025 in connection with the acquisitions of Drone Nerds, LLC and Anzu Robotics, LLC (the “Seller Notes”), resulting in events of default on October 11, 2026. As of October 11, 2026, approximately $4.5 million in aggregate principal and capitalized interest remained outstanding under the Seller Notes. These defaults also triggered cross-defaults under the Company’s $20.0 million secured revolving credit facility with JPMorgan Chase Bank, N.A. (“JP Morgan”), under which approximately $8.4 million was outstanding as of October 16, 2026.

On October 16, 2026, XTI Drones Holdings entered into Limited Waiver Agreements (the “Waivers”) with The Origin Group DN, Inc. and The Origin Group AZ, Inc., the holders of the Seller Notes and entities in which the Company’s Interim Chief Executive Officer has an economic interest (see Note 16 – Related Party Transactions). Under the Waivers, the holders agreed, during a waiver period that began on September 30, 2026, not to accelerate the Seller Notes, charge default interest, charge costs of collection or exercise other remedies as a result of the missed September 30, 2026 installments. They also agreed that nonpayment of the balance due at maturity on November 10, 2026 will not constitute an event of default during the waiver period. The waiver period ends on the earliest of (i) the execution of definitive documents restructuring the Seller Notes, (ii) the tenth day after either party notifies the other in writing that it is ending restructuring negotiations and (iii) December 31, 2026. If the waiver period ends without a restructuring, an event of default will be deemed to exist, and the missed installments and the maturity payment, together with interest at the default rate of 9.25% per annum from October 10, 2026, will become due on the last day of the waiver period.

The Waivers do not address the cross-defaults under the credit facility. The Company is engaged in discussions with the holders regarding a restructuring of the Seller Notes. The Company has also notified JP Morgan of the defaults under the credit facility as a result of the Seller Note defaults, and intends to seek a waiver of the credit agreement defaults from JP Morgan. While the cross-defaults continue, JP Morgan may decline to make further advances under the credit facility and may declare all amounts outstanding immediately due and payable. There can be no assurance that satisfactory agreements will be reached, and failure to restructure these obligations could result in acceleration of the indebtedness and materially adversely affect the Company's liquidity and financial condition.

Tariff Refunds
Pursuant to the terms of the November 10, 2025 acquisition agreement, XTI Drones Holdings, LLC is contractually obligated to remit to the former owners of Drone Nerds, LLC certain customs tariff refunds attributable to periods preceding the acquisition. On October 5, 2026, the Company paid $1.9 million to the former owners, satisfying its contractual obligations with respect to tariff refunds received to date, with additional refunds anticipated in future periods.

Valkyrie Note
On October 19, 2026, the Company entered into an agreement to sell $1.0 million of its $2.0 million convertible promissory note receivable from Valkyrie Sciences Holdings LLC to a third party for $1.0 million in cash. In connection with the transaction, the Company agreed to forgive approximately $0.05 million of accrued interest, retain the remaining

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$1.0 million principal balance plus approximately $0.15 million of accrued interest, and extend the maturity date of its retained note to January 15, 2027.

Evaluation

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and, except as described above and in Note 13, has identified no subsequent events requiring recognition or disclosure in the condensed consolidated financial statements.

See Note 13 for a description of litigation contingencies.

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
OVERVIEW OF BUSINESS
XTI Aerospace, Inc. is a U.S.-based aerospace company focused on unmanned aircraft systems and related services. The Company provides UAS solutions through a combination of product distribution and service offerings, including the sale and support of UAS platforms and related equipment, as well as operator training, program enablement, repair and maintenance, and other fleet lifecycle support for enterprise, public safety, and government-related customers.
RECENT DEVELOPMENTS
Recent Leadership Changes
On August 17, 2026, Scott Pomeroy resigned effective immediately as the Chairman and Chief Executive Officer and director of the Company and his resignation was accepted by the Company’s board of directors. On August 17, 2026, the Company’s board of directors elected current director Jonathan Ornstein as the Interim Chairman of the Board. Additionally, the Company’s board of directors appointed Jeremy Schneiderman as Interim Chief Executive Officer.
Effective October 14, 2026, the Company appointed Dr. Allan Evans as a Class I director, for a term expiring at the Company’s 2027 annual meeting of stockholders, to fill an existing vacancy on the Board. The Board also appointed Dr. Evans to serve as Chairman of the Board. In connection with Dr. Evans’ appointment as Chairman, the Board designated Jonathan G. Ornstein, who previously served as Interim Chairman of the Board, as Vice Chairman of the Board.

In July 2026, a committee of independent directors of our Board of Directors, represented by independent counsel, initiated an internal review of matters relating to our former Chief Executive Officer and related corporate governance matters. The committee completed its review in October 2026, and the review did not identify any misstatement of our financial statements.

Recent Strategic Transactions and Operating Profile
During the six months ended June 30, 2026, the Company continued executing its strategy to build a more focused and financially disciplined business, reducing its cost structure and concentrating resources on its commercial and enterprise drone solutions platform. The Company also ceased investment in its vertical take-off and landing aircraft development activities and took steps to wind down its Advanced Defense Systems (“ADS”) division as it shifts capital and management attention towards its revenue-generating UAS business. The Company launched its UAS platform following the November 2025 acquisition of Drone Nerds, and since then the UAS business has served as the Company’s primary source of revenue.
During the first quarter of 2026, the Company completed the sale of its Inpixon Business, refer to Note 17—Discontinued Operations to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. During the second quarter of 2026, the Company reduced the headcount of and ceased investment in the ADS business, which included the legacy TriFan 600 and advanced defense systems development programs. Management did not foresee near term revenue-generating opportunities from the ADS business and concluded that a concentration of resources on the UAS platform would create a better foundation for success.
As a result of this evolution, our current operating profile differs materially from prior periods, and historical results may not be fully comparable. Accordingly, in addition to reviewing our GAAP results, management evaluates performance and allocates capital with an emphasis on:
•Revenue growth and channel mix within the UAS platform.
•Gross margin expansion through service attachment and lifecycle support.
•Working capital efficiency and liquidity management.

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
We believe the UAS market is undergoing structural evolution driven by:
•Increasing enterprise adoption of drones for inspection, safety, and operational efficiency
•Regulatory developments affecting fleet eligibility and operational approvals
•Growing emphasis on secure and compliant procurement in government and defense channels
•Customer demand for integrated lifecycle solutions rather than standalone hardware transactions
Our integrated model is designed to address these trends by positioning us as a long-term solutions partner rather than a transactional reseller.
Advanced Technology and Manufacturing (ATM)
In addition to its UAS business, the Company is in the early stages of developing a domestic manufacturing and technology division (referred to as the ATM division) focused on facilitating partnerships with domestic manufacturers to increase access to NDAA-compliant products. The division’s goal is to develop and expand a domestically sourced supply chain designed to support compliance with applicable federal procurement and sourcing requirements, including Section 848 of the NDAA for unmanned aerial systems, addressing the growing demand from federal agencies, defense contractors, and enterprise customers for platforms and components that meet applicable government procurement requirements. The ATM division does not currently meet the criteria for a reportable segment under ASC 280 as it is in a pre-operational stage and has no discrete financial information reviewed by the CODM for purposes of resource allocation.
The ATM division has not yet generated any revenues, and the division’s ability to generate revenues will depend on its success in establishing manufacturing partnerships on acceptable terms, securing NDAA-compliant production capacity, and converting that capacity into customer relationships and contract awards, each of which is subject to significant uncertainty. There can be no assurance that manufacturing partnerships will be established on acceptable terms or that the division will generate revenues within the timeframe the Company anticipates, or at all.
Growth Strategy and Potential Acquisitions
As part of our growth strategy, we continue to evaluate potential acquisitions and strategic transactions that we believe could complement or expand our UAS solutions platform. We may from time to time engage in preliminary discussions or negotiations with potential acquisition targets or their representatives, conduct due diligence, and explore various transaction structures. There can be no assurance that any such discussions will result in a definitive agreement or a completed transaction.
We expect to fund potential acquisitions through a combination of debt financing (which may include borrowings under our existing or new credit facilities, term loans or other debt instruments), seller financing, the issuance of our common stock or other equity or equity-linked securities, including equity interests in our subsidiaries. The specific terms and financing structure of any potential acquisition would depend on the size, nature, and strategic fit of the target, as well as prevailing market conditions at the time of any such transaction. Any acquisition financed in whole or in part with equity securities could result in dilution to our existing stockholders.
We may incur costs related to potential acquisitions, including legal, financial advisory, accounting, and due diligence expenses, regardless of whether any such transaction is ultimately consummated. Such costs could be material in the periods in which they are incurred.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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
RESULTS OF OPERATIONS
Overview and Comparability Considerations
The Company’s results of operations for the three and six months ended June 30, 2026 reflect the full period of operations from its UAS platform following the acquisition of Drone Nerds in November 2025, the ADS division, as well as the absence of the Inpixon Business following its disposition in February 2026. As a result, the Company’s results from continuing operations for the three and six months ended June 30, 2025 do not reflect the current scale of the Company’s UAS operations, and period-to-period comparisons may not be indicative of future performance. The results of the Inpixon Business have been presented as discontinued operations for all periods presented.
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
Operating expenses reflect investments in scaling the UAS platform, as well as development costs associated with the now discontinued ADS program. General and administrative expenses also include public company costs and stock-based compensation, which may vary period to period.
Other income (expense) may be impacted by changes in the fair value of certain financial instruments, interest expense, and other non-operating items, which can introduce variability that is not directly related to core operating performance.
Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025
The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Three Months Ended June 30,
	2026	2025	$	%
(in thousands, except percentages)	Amount	Amount	Change	Change*
Revenues	$32,449	$—	$32,449	**
Cost of revenues	26,806	—	26,806	**
Gross profit	5,643	—	5,643	**
Operating expenses	14,725	5,796	8,929	154%
Loss from operations	(9,082)	(5,796)	(3,286)	57%
Other income (expense), net	8,232	(9,719)	17,951	**
Provision for income taxes	—	(9)	9	**
Net loss from continuing operations	$(850)	$(15,524)	$14,674	(95%)
* Comparisons between positive and negative numbers and with a zero are not meaningful.
Revenues
Revenues for the three months ended June 30, 2026 were $32.4 million, reflecting revenue generated by our UAS solutions platform following the acquisition of Drone Nerds in November 2025.
There were no revenues for the three months ended June 30, 2025.
Cost of Revenues and Gross Profit
Cost of revenues for the three months ended June 30, 2026 were $26.8 million, resulting in gross profit of $5.6 million and a gross margin of approximately 17%. The gross margin reflects the product mix and operating model of the UAS distribution and services business, which includes hardware sales, accessories, and related support services.
There were no revenues or cost of revenues for the three months ended June 30, 2025.

Future gross margin performance will be influenced by product mix, service attachment rates, pricing discipline, vendor cost dynamics, and channel mix.
Operating Expenses
Operating expenses for the three months ended June 30, 2026 were $14.7 million, an increase of $8.9 million, or 154%, compared to $5.8 million for the comparable period ended June 30, 2025. Operating expenses for the three months ended June 30, 2026 and 2025 include $3.8 million and $0.7 million of stock-based compensation, respectively.
This increase was due primarily to increased personnel-related expenses, including stock-based compensation, and operating expenses incurred at the Drone Nerds business which was acquired in the fourth quarter of 2025 and therefore has no activity reflected in the three months ended June 30, 2025. Operating expenses for the three months ended June 30, 2026 and 2025 include $1.0 million and $1.8 million, respectively, related to the ADS and Commercial Aviation operating segments which were wound down during the three months ended June 30, 2026. The Company expects future expenses related to ADS to be immaterial.
Other Income (Expense), net
The Company recognized other income, net of $8.2 million for the three months ended June 30, 2026, compared to other expense, net of $9.7 million for the three months ended June 30, 2025. Other income (expense), net is primarily comprised of the change in fair value of the warrant liability, for which the Company recorded a gain of $8.4 million for the three months ended June 30, 2026 compared to a loss of $5.9 million for the three months ended June 30, 2025. Other expense, net for the three months ended June 30, 2025 also included $3.8 million of warrant issue expense, compared to $0 in the current period.
Provision for Income Taxes
The provision for income tax for the three months ended June 30, 2026 and 2025 was immaterial. As the Company has a history of recognizing a net taxable loss, the Company records a valuation allowance against substantially all deferred tax assets.
Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025
The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Six Months Ended June 30,
	2026	2025	$	%
(in thousands, except percentages)	Amount	Amount	Change	Change*
Revenues	$60,145	$—	$60,145	**
Cost of revenues	49,356	—	49,356	**
Gross profit	10,789	—	10,789	**
Operating expenses	30,261	13,999	16,262	116%
Loss from operations	(19,472)	(13,999)	(5,473)	39%
Other expense, net	(13,124)	(12,214)	(910)	7%
Income tax benefit	—	6	(6)	**
Net loss from continuing operations	$(32,596)	$(26,207)	$(6,389)	24%
* Comparisons between positive and negative numbers and with a zero are not meaningful.
Revenues
Revenues for the six months ended June 30, 2026 were $60.1 million, reflecting revenue generated by our UAS solutions platform following the acquisition of Drone Nerds in November 2025.
There were no revenues for the six months ended June 30, 2025.
Cost of Revenues and Gross Profit
Cost of revenues for the six months ended June 30, 2026 were $49.4 million, resulting in gross profit of $10.8 million and a gross margin of approximately 18%. The gross margin reflects the product mix and operating model of the UAS distribution and services business, which includes hardware sales, accessories, and related support services.
There were no revenues or cost of revenues for the six months ended June 30, 2025.

Future gross margin performance will be influenced by product mix, service attachment rates, pricing discipline, vendor cost dynamics, and channel mix.
Operating Expenses
Operating expenses for the six months ended June 30, 2026 were $30.3 million, an increase of $16.3 million, or 116%, compared to $14.0 million for the comparable period ended June 30, 2025. Operating expenses for the six months ended June 30, 2026 and 2025 include $8.4 million and $1.1 million of stock-based compensation, respectively.
This increase was due primarily to increased personnel-related expenses, including stock-based compensation, and operating expenses incurred at the Drone Nerds business which was acquired in the fourth quarter of 2025 and therefore has no activity reflected in the three months ended June 30, 2025. Operating expenses for the six months ended June 30, 2026 and 2025 include $2.7 million and $3.5 million, respectively, related to the ADS and Commercial Aviation operating segments which were wound down during the three months ended June 30, 2026. The Company expects future expenses related to ADS to be immaterial.
Other Expense, net
The Company recognized other expense, net of $13.1 million for the six months ended June 30, 2026, compared to $12.2 million for the six months ended June 30, 2025. Other expense, net is primarily comprised of the change in fair value of the warrant liability, for which the Company recorded a loss of $13.0 million and $5.4 million for the six months ended June 30, 2026 and 2025, respectively. Other expense, net for the six months ended June 30, 2025 also included $5.8 million of warrant issue expense, compared to $0 in the current period.
Income Tax Benefit
The income tax benefit for the three and six months ended June 30, 2026 and 2025 was immaterial. As the Company has a history of recognizing a net taxable loss, the Company records a valuation allowance against substantially all deferred tax assets.
Discontinued Operations
During December 2025, the Company committed to a plan to dispose of its Inpixon Business and initiated a process to identify a buyer. The Company completed the sale of its Inpixon Business on February 3, 2026 for total consideration of approximately $5.5 million. The Inpixon Business is presented as discontinued operations for all periods presented.
Loss from discontinued operations was $1.6 million and $5.3 million for the three months ended June 30, 2026 and 2025, respectively. Loss from discontinued operations was $4.9 million and $7.5 million for the six months ended June 30, 2026 and 2025, respectively. Loss from discontinued operations for the six months ended June 30, 2026 includes a loss on sale of discontinued component of $2.4 million and $1.2 million in income tax expense related to estimated taxes due in foreign jurisdictions as a result of the sale.
The disposition of the Inpixon Business represents a strategic shift that allows the Company to focus its resources on its core UAS and aerospace development operations.
Unaudited Pro Forma Financial Information (Supplemental)
The Company completed its acquisition of a controlling interest in Drone Nerds on November 10, 2025, as such the consolidated results for the three and six months ended June 30, 2025 do not include the results of operations. The following unaudited pro forma combined financials present the combined results of operations of the Company and the acquired business as if the acquisition had occurred on January 1, 2025, the beginning of the earliest period presented. The pro forma financial information has been prepared for comparative purposes only and does not necessarily reflect the results of operations that would have occurred had the acquisition been completed on that date, nor is it indicative of future operating results of operations.
The pro forma results reflect adjustments that are directly attributable to the acquisition and are factually supportable, including:
•Incremental amortization expense related to identifiable intangible assets acquired;
•Interest expense associated with acquisition-related indebtedness;
•Conforming accounting policy adjustments, where applicable.
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
The following unaudited pro forma combined financial information presents the combined results of operations of the Company and Drone Nerds as if the acquisition had occurred on January 1, 2025:

	Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Revenues	$32,449	$25,130	$7,319	29%
Cost of revenues	26,806	19,083	7,723	40%
Gross profit	5,643	6,047	(404)	(7)%
Operating expenses	14,725	9,209	5,516	60%
Loss from operations	(9,082)	(3,162)	(5,920)	187%
Other expense, net	8,232	(10,096)	18,328	(182)%
Income tax expense	—	(9)	9	(100)%
Pro forma net loss from continuing operations	$(850)	$(13,267)	$12,417	(94)%
Reconciliation of Pro Forma EBITDA and Pro Forma Adjusted EBITDA
Pro form net loss from continuing operations	(850)	(13,267)
Interest expense, net	148	418
Income tax expense	—	9
Depreciation and amortization	271	262
Pro Forma EBITDA	$(431)	$(12,578)	$12,147	(97)%
Change in fair value of warrant liability	(8,413)	5,934
Severance and restructuring charges	91	—
Stock-based compensation expense	3,774	667
Selected charges that are unusual or non-recurring (1)	90	3,779
Pro Forma Adjusted EBITDA	$(4,889)	$(2,198)	$(2,691)	122%

Pro forma Margins:
Gross margin	17%	24%
Pro Forma Adjusted EBITDA Margin	(15)%	(9)%
(1)Includes warrant issue expense, change in fair value of investment, loss on extinguishment of debt, and other adjustments that management believes are non-recurring.

Interpretation of Pro Forma Results
For the three months ended June 30, 2026, revenue was $32.4 million, a 29% increase from pro forma revenue of $25.1 million in the same period of 2025. The increase reflects management’s efforts to grow the UAS business. During the three months ended June 30, 2026, the Company saw increased sales to its wholesale customers.
Gross profit for the three months ended June 30, 2026 was $5.6 million, or 17% of revenue, compared to pro forma gross profit of $6.0 million, or 24% of revenue, in the same period of 2025. The decline was primarily due to customer mix; while the Company increased sales to wholesale customers, the gross profit margin on these sales tend to be lower than its direct sales transactions.
Operating expenses for the three months ended June 30, 2026 were $14.7 million, compared to pro forma operating expenses of $9.2 million for the three months ended June 30, 2025. The increase reflects continued investment in personnel and public company costs. Operating expenses primarily consist of stock-based compensation, personnel expenses, professional fees, and public company costs.
The Company recognized a loss from continuing operations of $0.9 million for the three months ended June 30, 2026, compared to a pro forma loss from continuing operations of $13.3 million for the three months ended June 30, 2025. Loss from continuing operations includes stock based compensation expense of $3.8 million and a gain on remeasurement of warrant liabilities of $8.4 million for the three months ended June 30, 2026, compared to stock-based compensation expense of $0.7 million and loss on remeasurement of warrant liabilities of $5.9 million for the three months ended June 30, 2025.
Pro Forma EBITDA was $(0.4) million and $(12.6) million for the three months ended June 30, 2026 and 2025, respectively, and Pro Forma Adjusted EBITDA was $(4.9) million and $(2.2) million for the three months ended June 30, 2026 and 2025. Pro Forma Adjusted EBITDA Margin for the same periods was (15)% and (9)%, respectively. The change in these measures is a result of the above-mentioned factors.

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025		$ Change	Change*
Revenues	$60,145	$55,717		$4,428	8%
Cost of revenues	49,356	42,442		6,914	16%
Gross profit	10,789	13,275		(2,486)	(19)%
Operating expenses	30,261	20,790		9,471	46%
Loss from operations	(19,472)	(7,515)		(11,957)	159%
Other expense, net	(13,124)	(13,023)		(101)	1%
Income tax benefit	—	6		(6)	(100)%
Pro forma net loss from continuing operations	$(32,596)	$(20,532)		$(12,064)	59%
Reconciliation of Pro Forma EBITDA and Pro Forma Adjusted EBITDA
Pro form net loss from continuing operations	(32,596)	(20,532)
Interest expense, net	302	1,081
Income tax benefit	—	(6)
Depreciation and amortization	550	519
Pro Forma EBITDA	$(31,744)	$(18,938)		$(12,806)	68%
Change in fair value of warrant liability	13,034	5,431
Severance and restructuring charges	354	—
Stock-based compensation expense	8,449	1,079
Selected charges that are unusual or non-recurring (1)	90	6,560	(1)
Pro Forma Adjusted EBITDA	$(9,817)	$(5,868)		$(3,949)	67%

Pro forma Margins:
Gross margin	18%	24%
Pro Forma Adjusted EBITDA Margin	(16)%	(11)%
(1) Includes warrant issue expense, change in fair value of investment, loss on extinguishment of debt, and other adjustments that management believes are non-recurring.
Interpretation of Pro Forma Results
For the six months ended June 30, 2026, revenue was $60.1 million, up 8% from pro forma revenue of $55.7 million for the same period of 2025. The increase reflects management’s efforts to grow the UAS business. During the six months ended June 30, 2026 the Company recognized an increase in revenue from its wholesale customers.
Gross profit for the six months ended June 30, 2026 was $10.8 million, or 18% of revenue, compared to pro forma gross profit of $13.3 million, or 24% of revenue, in the same period of 2025. The decline was primarily due to unusually strong margins in the first half of 2025, when limited product availability from earlier supply constraints allowed the Company to sell inventory at higher margins and focus on higher-margin sales as products became available.
Operating expenses for the six months ended June 30, 2026 were $30.3 million, compared to pro forma operating expenses of $20.8 million for the six months ended June 30, 2025. The increase reflects continued investment in personnel and public company costs. Approximately 75% of the increase was from stock-based compensation expense.
The Company recognized a loss from continuing operations of $32.6 million for the six months ended June 30, 2026, compared to a pro forma loss from continuing operations of $20.5 million for the six months ended June 30, 2025. Loss from continuing operations includes a $13.0 million loss on the remeasurement of warrant liabilities and stock based compensation expense of $8.4 million for the six months ended June 30, 2026, compared to a loss on the remeasurement of warrant liabilities of $5.4 million and pro forma stock based compensation expense of $1.1 million, as well as warrant issue expense of $5.8 million for the six months ended June 30, 2025.

Pro Forma EBITDA was $(31.7) million and $(18.9) million for the six months ended June 30, 2026 and 2025, respectively, and Pro Forma Adjusted EBITDA was $(9.8) million and $(5.9) million for the six months ended June 30, 2026 and 2025, respectively. Pro Forma Adjusted EBITDA Margin for the same periods was (16)% and (11)%, respectively. The change in these measures is a result of the above-mentioned factors.
LIQUIDITY AND CAPITAL RESOURCES
Recent Developments
During the six months ended June 30, 2026:
•The Company received approximately $7.4 million in net proceeds from the exercise of warrants
•The Company completed the disposition of the Inpixon Business in February 2026
•The Company entered into a $20.0 million asset-based revolving credit facility, subject to a borrowing base
•The Company wound down the ADS division in June 2026
Overview
As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of approximately $7.2 million and $16.7 million, respectively, and $8.8 million drawn and $9.1 million of remaining availability on the borrowing base under its credit facility (subject to the cross-defaults described below under “Subsequent Defaults”), see Note 8—Debt for further detail on the Company’s credit facility. Additionally, as of June 30, 2026 and December 31, 2025, the Company had working capital, excluding cash, warrant liabilities, obligations under the acquisition-related promissory note and revolving credit facility, and current assets and liabilities of discontinued operations, of approximately $23.6 million and $16.1 million as of June 30, 2026 and December 31, 2025, respectively. The primary increases in working capital were due to a $3.7 million increase in inventory and a $1.4 million decrease in accounts payable and other current liabilities. Other changes include increases in accounts receivable and prepaid and other current assets, as well as a decrease in customer deposits.
Cash on hand decreased $9.5 million during the six months ended June 30, 2026, as a result of negative cash flows from operations of $21.0 million offset by cash flows from financing of $12.1 million.
The Company has a history of operating losses and negative cash flows from operations. Additionally, as of June 30, 2026, the Company’s obligations include $4.4 million of current debt maturities (See Acquisition-Related Promissory Notes under Note 8 – Debt), operating lease liabilities of approximately $1.5 million, including approximately $0.6 million that is expected to be paid in the next twelve months, and $8.8 million drawn on its credit facility, which matures on February 11, 2029.
The Company continues to focus on improving operating efficiencies in its UAS business, however, its results remain subject to variability in sales volumes, gross margins, inventory turnover, and broader market conditions affecting demand in the enterprise and commercial drone markets, as well as risks associated with the integration of acquired operations. The Company also expects to recognize cost savings from the wind down of the TriFan 600 and ADS development programs. Further, management may continue to pursue a range of potential funding alternatives, including equity or debt financing, strategic partnerships, joint ventures, government incentives and other potential sources of capital in connection with any potential acquisitions.
The Company is likely to require additional liquidity in order to meet these obligations and support ongoing operations over the next year. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these unaudited condensed consolidated financial statements.
Management’s plans to address these capital requirements include implementing cost optimization measures, including the wind-down of the ADS division; renegotiating vendor contract terms; restructuring the Seller Notes; seeking a waiver of the cross-defaults and relief from certain borrowing base limitations under the Credit Agreement; and pursuing additional debt or equity financing. There can be no assurance that these plans will be successfully implemented or that they will alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Credit Facility
In February 2026, the Company entered into a secured asset-based revolving credit facility providing for borrowings of up to $20.0 million, subject to a borrowing base of eligible accounts receivable and inventory. The facility matures on February 11, 2029 and is intended to support working capital and general corporate purposes.

As of June 30, 2026, the borrowing base was calculated to be $18.7 million, and the Company had $8.8 million outstanding and a letter of credit in the amount of $0.8 million, with approximately $9.1 million of remaining availability. As described under “Subsequent Defaults” below, our ability to borrow this remaining availability is subject to the lender’s discretion while the cross-defaults under the Credit Agreement continue.

The Credit Agreement is subject to a cash dominion arrangement, whereby funds deposited into any depository account of the borrower are swept into a blocked account with the Lender and shall be used to reduce amounts owed under the Credit Facility. Because of the nature of the cash dominion arrangement, borrowings under the Credit Agreement are classified as current liabilities despite a maturity date that is more than twelve months from the balance sheet date.
Subsequent Defaults

On September 30, 2026, XTI Drones Holdings did not make scheduled principal payments under the Seller Notes totaling $1.5 million, together with accrued interest, that were due on September 30, 2026, and events of default occurred under the Seller Notes on October 11, 2026, following the expiration of the ten-day grace period. On October 16, 2026, XTI Drones Holdings entered into Limited Waiver Agreements (the “Waivers”) with The Origin Group DN, Inc. and The Origin Group AZ, Inc., the holders of the Seller Notes, entities in which our Interim Chief Executive Officer has an economic interest. Under the Waivers, the Holders agreed, during a waiver period that began on September 30, 2026, not to accelerate the Seller Notes, charge default interest, charge costs of collection or exercise other remedies as a result of the missed payments, and agreed that nonpayment of the balance due at maturity on November 10, 2026 will not constitute an event of default during the waiver period. The waiver period ends on the earliest of (i) the execution of definitive documents restructuring the Seller Notes, (ii) the tenth day after either party notifies the other in writing that it is ending restructuring negotiations and (iii) December 31, 2026. If the waiver period ends without a restructuring, an event of default will be deemed to exist, and the missed installments and the remaining balance of the Seller Notes (approximately $4.5 million of principal in the aggregate), together with accrued interest, which will have accrued at the default rate of 9.25% per annum from October 10, 2026, will become due on the last day of the waiver period. The Waivers do not address the cross-defaults under the credit facility. JP Morgan has not waived the cross-defaults as of the date of this report. While the cross-defaults continue, JP Morgan may decline to make further advances, which would substantially limit our access to liquidity, and may declare the approximately $8.4 million outstanding as of October 16, 2026 immediately due and payable. We are negotiating a restructuring of the Seller Notes with the holders. In addition, on October 5, 2026, we paid $1.9 million to the former owners of Drone Nerds in respect of customs tariff refunds. As of September 30, 2026, we had cash of approximately $5.1 million, on a preliminary basis subject to completion of our quarter-end closing procedures. See Note 18 – Subsequent Events.

Cash Requirements
Contractual Obligations and Commitments
The Company’s contractual obligations consist primarily of short-term debt, the acquisition-related promissory notes, operating lease liabilities, and vendor commitments incurred in the ordinary course of business.
As of June 30, 2026, the Company had acquisition-related promissory note obligations of $4.4 million, representing scheduled principal payments due within one year, and $8.8 million drawn on its credit facility, which matures on February 11, 2029. Additionally, as of June 30, 2026, total operating lease liabilities were approximately $1.5 million, of which approximately $0.6 million is expected to be paid in the next twelve months.
The Company also maintains customary vendor purchase commitments associated with inventory procurement and operating agreements within its Drone Nerds distribution business. These commitments are generally short-term in nature and consistent with normal operating requirements.
Customer Deposits
As of June 30, 2026, customer deposits totaled approximately $1.9 million. Customer deposits consist of (i) refundable and conditional deposits received in connection with aircraft pre-orders and (ii) advance payments received in the ordinary course of business from customers of the Drone Nerds distribution operations. If a significant number of customers request refunds, it could adversely impact liquidity.
Deposits received in the Drone Nerds business are typically short-term in nature and relate to standard commercial sales arrangements, including advance payments for inventory orders. These deposits are recognized as revenue upon transfer of control of the related goods.

Potential Additional Funding Sources
As of June 30, 2026, the Company had approximately 21 million outstanding warrants with an exercise price ranging from $1.36 to $2.19 per share. If fully exercised for cash, these warrants would provide aggregate gross proceeds of approximately $41.9 million; however, exercise is at the discretion of the holders and dependent on market conditions. These amounts exclude prefunded warrants and warrants that management does not expect to be redeemed due to the exercise price. During the six months ended June 30, 2026, certain warrant holders exercised warrants, resulting in net proceeds of approximately $7.4 million. The timing and extent of any future warrant exercises are not within the Company’s control.
Historical Cash Flows
The Company’s net cash flows used in operating, investing and financing activities for the six months ended June 30, 2026 and 2025 and certain balances as of the end of those periods are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(21,008)	$(21,983)
Net cash used in investing activities	(864)	(103)
Net cash provided by financing activities	12,134	37,688
Effect of foreign exchange rate changes on cash	33	339
Net (decrease) increase in cash and cash equivalents	$(9,705)	$15,941

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$7,214	$16,696
Working capital (deficit)	$(38,898)	$4,220
Adjusted Working Capital (1)	$23,561	$16,093
(1) The Company defines Adjusted Working Capital as current assets, excluding cash and current assets of discontinued operations, minus current liabilities, excluding warrant liabilities, acquisition-related promissory note-related party, asset-based revolving line of credit, and current liabilities of discontinued operations.
Operating Activities for the six months ended June 30, 2026
Net cash used in operating activities was approximately $21.0 million for the six months ended June 30, 2026.
Included in operating cash flows for the six months ended June 30, 2026 is approximately $0.1 million of cash used in operating activities related to discontinued operations (Inpixon Business). Excluding discontinued operations, net cash used in operating activities from continuing operations was approximately $20.9 million. Additional information regarding cash flows from discontinued operations is included in Note 17 – Discontinued Operations.
Cash used in operating activities during the six months ended June 30, 2026 was primarily driven by the Company’s consolidated net loss of $37.4 million, off-set by adjustments for non-cash items of approximately $23.2 million and changes in working capital resulting in a net use of cash of approximately $6.8 million. The largest cash operating expenses include costs of goods sold and personnel related costs. The changes in working capital are primarily driven by increases in inventory and prepaid and other current assets, as well as a reduction in accounts payable, and decrease in customer deposits. The quarter’s working capital activity reflects the integration of the Drone Nerds acquisition in the fourth quarter.
Management expects that the acquisition of Drone Nerds, a historically EBITDA-profitable business, will contribute positive operating cash flows going forward, although there can be no assurance that it will do so. However, operating cash flows will continue to be influenced by sales volumes, gross margins, inventory turnover, discretionary operating expenditures, and the pace of investment in the development of unmanned platforms for defense and commercial applications.
Operating Activities for the six months ended June 30, 2025
Net cash used in operating activities for the six months ended June 30, 2025 was approximately $22.0 million, primarily driven by the Company’s net loss and changes in working capital. Included in operating cash flows for the six months ended June 30, 2025 is approximately $1.9 million of cash used in operating activities related to discontinued operations.

Excluding discontinued operations, net cash used in operating activities from continuing operations was approximately $20.1 million.
Cash used in operating activities during six months ended June 30, 2025 was primarily driven by the Company’s consolidated net loss of $33.7 million, adjustments for non-cash items of approximately $17.7 million and changes in working capital resulting in a net use of cash of approximately $5.9 million. The largest cash operating expenses for the six months ended June 30, 2025 were professional services, personnel related costs, and legal fees. The increase in working capital was primarily driven by a decrease in accrued liabilities, related to transaction and employee bonuses and consulting fees, and accounts payable.
Cash Flows from Investing Activities for the six months ended June 30, 2026 and 2025
Net cash flows used in investing activities during the six months ended June 30, 2026 was approximately $864,000, which included $694,000 of cash used in investing activity from discontinued operations.
Net cash flows used in investing activities during the six months ended June 30, 2025 was approximately $103,000.
Cash Flows from Financing Activities for the six months ended June 30, 2026 and 2025
Net cash flows from financing activities during the six months ended June 30, 2026 was approximately $12.1 million. During the six months ended June 30, 2026, the Company received incoming cash flows of $7.4 million from the exercise of warrants, net of commission and advisory fees, and had net borrowings on its credit facility of $8.8 million, offset by $3.5 million of principal paid on the promissory note entered into in connection with the Drone Nerds Acquisition and $0.6 million of debt issuance costs associated with the credit facility.
Net cash flows from financing activities during the six months ended June 30, 2025 was approximately $37.7 million. During the six months ended June 30, 2025, the Company received incoming cash flows of $36.4 million from the sale of common stock and warrants via two public offerings, $3.8 million from the exercise of warrants, and $1.7 million from the now expired ATM. During the six months ended June 30, 2025, the Company paid $2.7 million to fully settle two outstanding promissory note obligations and $1.4 million to redeem the remaining outstanding Series 9 Preferred Stock.
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
We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended

June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Financial Condition, Liquidity and Capital Resources
We have a history of operating losses and negative cash flow and failure to improve our financial condition could have a material adverse effect on our business, financial condition, results of operations and liquidity.
We have a history of operating losses and may continue to generate negative cash flows from operations. We incurred net operating losses from continuing operations of $19.5 million and $14.0 million for the six months ended June 30, 2026 and 2025, respectively. As a result, we face uncertainty regarding the adequacy of our long-term liquidity and capital resources. We cannot assure you that available cash on hand and cash generated from operations will be sufficient to continue to fund our operations.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our ability to maintain adequate cash on hand and our ability to generate cash flow from operations (including, but not limited to, our ability to grow our revenues amid challenges stemming from changes in regulatory requirements for and tariffs levied on unmanned systems).
If our financial condition does not improve organically and if we are unable to obtain adequate additional financing to meet our liquidity needs or consummate other appropriate strategic alternatives, we may need to seek relief from covenants and restrictions on distributions of funds under the Credit Agreement. In the event additional financing or covenant relief is required in the future, we may be required to pay additional fees to our creditors and/or agree to additional covenants that limit our ability to engage in specified types of transactions. There can be no assurance that additional financing and/or covenant relief will be available in the future on acceptable terms, or at all. Failure to improve our financial condition and/or failure to obtain covenant relief from our creditors in the future may require us to delay, limit or curtail our operations or otherwise impede our business strategy, which may have a material adverse effect on our business, financial condition, results of operations and liquidity and our ability to continue as a going concern.
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
We expect to fund potential acquisitions through a combination of debt financing, which may include borrowings under our existing asset-based revolving credit facility or new credit facilities, seller financing, and the issuance of our common stock or other equity or equity-linked securities, including equity interests in our subsidiaries. Any acquisition financed in whole or in part with equity securities could result in dilution to our existing stockholders. Acquisition-related indebtedness could reduce our available working capital and financial flexibility. See risk factor “— We may not be able to successfully integrate the business and operations of Drone Nerds or other entities that we have acquired or may acquire in the future” in the Company’s annual report on Form 10-K as filed with the SEC on April 15, 2026, for additional risks related to the integration of acquired businesses.
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
Risks Related to Our Commercial Drone Solutions Division (UAS Business)
New or increased tariffs or other trade restrictions on imported unmanned aircraft systems and related components could adversely affect our business, financial condition and results of operations.
The United States government has initiated trade measures and national security reviews under Section 232 of the Trade Expansion Act of 1962, as amended, relating to imports of unmanned aircraft systems ("UAS"), commonly referred to as drones, and certain related components. These actions, as well as other existing or potential tariffs, import restrictions and changes in U.S. trade policy, could increase the costs of products and components used in our operations and create additional uncertainty regarding our supply chain.

We may rely on foreign suppliers for certain drones, components, materials and equipment used in our products and operations. The imposition of additional tariffs, expansion of existing tariffs or implementation of other import restrictions on UAS and related components could increase our procurement and manufacturing costs, disrupt established supply arrangements, limit the availability of certain products or components and result in longer lead times. We may be unable to fully mitigate these impacts through alternative sourcing arrangements, operational efficiencies or increases in the prices charged to our customers.

In addition, changes in U.S. trade policy, including the scope, timing or implementation of tariffs and other trade restrictions, could adversely affect demand for our products, our ability to compete with other manufacturers and suppliers, and our relationships with customers and vendors. Efforts to identify alternative suppliers or modify our supply chain could result in additional costs, delays or operational inefficiencies.

The ultimate impact of these measures will depend on future government actions, the products and components subject to tariffs or restrictions, applicable tariff rates, the availability of exemptions or alternative sources of supply, and our ability to respond to changes in the regulatory and trade environment. Any of these developments could materially adversely affect our business, financial condition, cash flows and results of operations.

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
Our planned Advanced Technology and Manufacturing (“ATM”) division intends to focus on facilitating partnerships with domestic manufacturers to increase access to NDAA-compliant products. The division’s goal is to develop and expand a domestically sourced supply chain designed to support compliance with applicable federal procurement and sourcing requirements, including Section 848 of the NDAA for unmanned aerial systems, addressing the growing demand from federal agencies, defense contractors, and enterprise customers for platforms and components that meet applicable government procurement requirements. The ATM division is in an early stage of development and has not generated revenues. There can be no assurance that we will successfully develop domestic production partnerships on the timelines we anticipate, or at all. Our ability to do so will depend on a number of factors, including supply chain qualification, workforce recruitment, and process validation, each of which is subject to delays, cost overruns, and execution risk. If we are unable to develop a viable platform, we may be unable to generate revenues from the ATM division or to realize a return on our investment in this initiative.
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
For example, we are currently involved in litigation relating to the XTI Merger. On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) against Legacy XTI, two unnamed entities, and five unnamed individuals. On January 31, 2024, Xeriant filed an amended complaint adding the Company as a defendant. On February 29, 2024, Xeriant filed a second amended complaint, removing the Company and one of the unnamed entities as defendants. The second amended complaint alleges that Legacy XTI breached several agreements with Xeriant, including a Joint Venture Agreement dated May 31, 2021, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022, which Xeriant claims arose from its introduction of Legacy XTI to a Nasdaq-listed company as a potential acquirer. Xeriant further alleges that it provided intellectual property, expertise, and capital in connection with Legacy XTI’s TriFan 600 aircraft and was improperly excluded from a subsequent transaction involving the TriFan 600 technology as part of Legacy XTI’s merger with the Company. Xeriant asserts causes of action for breach of contract, fraud, unjust enrichment, and misappropriation of confidential information, and seeks damages in excess of $500 million, along with injunctive and other equitable relief. On March 13, 2024, Legacy XTI moved to dismiss portions of the second amended complaint. The S.D.N.Y. denied that motion on January 14, 2025. Legacy XTI filed an answer on January 28, 2025, and subsequently filed an amended answer and counterclaims on February 18, 2025. The amended counterclaims, further amended on April 14, 2025, allege that Xeriant breached the Joint Venture Agreement by failing to make required capital contributions of approximately $4.6 million and by failing to deliver promised intellectual property and strategic support. Legacy XTI further alleges that Xeriant breached its fiduciary duty by engaging in coercive and self-dealing conduct, including conditioning a strategic introduction on the issuance of equity and assumption of debt. Legacy XTI seeks declaratory relief confirming that the joint venture has been terminated, that all intellectual property related to the TriFan 600 belongs solely to Legacy XTI, and that Xeriant has no rights in the TriFan 600 technology. On April 28, 2025, Xeriant moved to dismiss Legacy XTI’s second amended counterclaims. On September 23, 2025, the S.D.N.Y. denied Xeriant’s motion, concluding that Legacy XTI plausibly alleged claims against Xeriant for breach of contract, breach of fiduciary duty, and declaratory judgment. The S.D.N.Y. found that Legacy XTI had adequately pleaded that Xeriant was obligated to contribute $10 million in funding to the joint venture and that it acted disloyally by leveraging a potential merger opportunity for its own benefit. Following the S.D.N.Y.’s September 23, 2025 denial of Xeriant’s motion to dismiss Legacy XTI’s counterclaims, the litigation has advanced into full discovery. The S.D.N.Y. has since compelled Xeriant to comply with its discovery obligations and warned that continued noncompliance would result in dismissal of its claims. While the Company continues to believe the allegations against Legacy XTI are meritless, the case remains in active discovery and subject to close judicial supervision, which may increase litigation costs and extend the duration of the proceedings. On December 9, 2025, Xeriant filed a Third Amended Complaint, voluntarily non-suiting five counts from the prior complaint and revising its damages demand from $500 million to an unspecified amount. On December 23, 2025, Legacy XTI filed its Answer, Affirmative Defenses, and Counterclaims in response to the Third Amended Complaint. Discovery has concluded and both sides have filed summary judgment motions, which remain pending. The SDNY has also indicated that it is unlikely to rule before the November 16, 2026 Auctus trial. Xeriant further revised the Third Amended Complaint revising its damages demand to $20 million (among other relief). The outcome of the litigation cannot presently be predicted, and any adverse determination could have a material impact on the Company.
In connection with the litigation matter described in the immediately preceding paragraph, on June 12, 2024, the Company received correspondence from legal counsel for Auctus Fund, LLC (“Auctus”), dated April 3, 2024, asserting that the Company and/or Legacy XTI may have assumed Xeriant’s obligations under a Senior Secured Promissory Note (the “Note”) issued by Xeriant to Auctus in the original principal amount of $6,050,000, pursuant to a letter agreement dated May 17, 2022, between Xeriant and Legacy XTI (the “May 17 letter”). Auctus claimed that the outstanding amount due under the Note, including accrued interest, was $8,435,008.81 as of April 3, 2024. In July 2024, Legacy XTI responded to Auctus’s claims, asserting that the May 17 letter is invalid and unenforceable on multiple grounds. Legacy XTI further stated that, even if the May 17 letter were enforceable, it did not create or trigger any obligation for Legacy XTI to assume Xeriant’s debt under the Note or otherwise. On May 13, 2025, Auctus filed a lawsuit against Legacy XTI in the District Court of Arapahoe County, Colorado, asserting a single claim for breach of contract based on its prior allegations. Auctus contends that Legacy XTI is contractually obligated to repay nearly $9 million in principal and accrued interest, based on Legacy XTI’s entry into a loan agreement with Legacy Inpixon in March 2023 and its subsequent merger with Legacy Inpixon in March 2024. On June 25, 2025, Legacy XTI filed a motion to dismiss or, in the alternative, to stay the proceedings pending resolution of the Xeriant litigation. Legacy XTI’s motion asserts that Auctus’ complaint should be dismissed: (i) for lack of standing, because Auctus is neither a party to, nor a third-party beneficiary of, the May 17 letter; (ii) for failure of a condition precedent, because no obligation ever arose in that the alleged triggering condition—a business combination involving Legacy XTI and Legacy Inpixon did not occur within the required one-year time frame; (iii) for lack of valid assignment, because Xeriant’s unilateral assignment of debt to Legacy XTI is void because the underlying Note prohibits assignment without Auctus’s prior written consent, which is not alleged. On August 5, 2025, Auctus filed a response arguing that it was an intended third-party beneficiary of the May 17 letter, that the anti-assignment clause does not bar its claims, and that the request for a stay is unwarranted because the Xeriant litigation involves different parties and broader claims. On September 12, 2025, Legacy XTI filed a Reply Brief reinforcing that Auctus lacks standing, that no obligation ever arose under the May 17 Letter because no qualifying transaction occurred within its one-year term, and that any purported transfer of debt is void under the Note’s anti-assignment clause. The Reply also emphasized that the enforceability of the May 17 Letter is already before the S.D.N.Y. and urged dismissal or a stay to avoid inconsistent rulings. On October 2, 2025, Legacy XTI filed a Notice of Supplemental Authority submitting the September 23, 2025 Order of the S.D.N.Y., which denied Xeriant’s motion to dismiss Legacy XTI’s counterclaims and held that Legacy XTI had plausibly alleged that the May 17 Letter expired by its terms and is unenforceable. Legacy XTI asserted that the S.D.N.Y. ruling directly supports dismissal or a stay because it confirms that the same alleged contract and issues raised by Auctus are already being adjudicated in the federal case. On November 7, 2025, the court denied Legacy XTI’s motion to dismiss or, in the alternative, stay the proceedings. The court held that, when viewing the allegations in the light most favorable to Auctus, the complaint plausibly stated claims for relief under Colorado’s notice-pleading standard. The court further denied Legacy XTI’s alternative request for a stay, reasoning that the parties were not identical to those in the federal action and therefore comity and judicial economy did not warrant a stay. The court nonetheless directed the parties to update it regarding the outcome of the federal case to the extent it may be dispositive of overlapping issues. On November 21, 2025, Legacy XTI filed its Answer and Affirmative Defenses to the Complaint. The parties have completed discovery and trial is scheduled for November 16, 2026, and the Company has renewed its request to stay the Colorado proceedings pending resolution of the SDNY litigation and confirm the status of that request before filing. The Company will continue to vigorously defend against the claims but cannot predict the timing or outcome of the proceedings or estimate any potential exposure.
In addition, in February 2026, the State of Texas filed a petition in the District Court of Collin County, Texas, against Anzu Robotics, LLC (“Anzu”) alleging that Anzu violated the Texas Deceptive Trade Practices-Consumer Protection Act (the “DTPA”) in connection with the marketing and sale of its drone products. The State contends, among other things, that Anzu misrepresented certain characteristics, origins, and security features of its products and failed to disclose certain alleged material facts relating to the products’ development and components and Anzu’s alleged business relationship with DJI. The State seeks temporary and permanent injunctive relief, civil penalties of up to $10,000 per violation of the DTPA and up to an additional $250,000 if the conduct was calculated to deprive a consumer age 65 or older of money or property, and attorneys’ fees and costs. Trial is set for November 8, 2027.
In May 2026, the State of Texas also issued a civil investigative demand to Drone Nerds LLC pursuant to the DTPA The Company cannot at this time predict the outcome of these matters or reasonably estimate a range of potential loss, if any.

In April 2026, the State of Florida issued a subpoena to Anzu pursuant to the Florida Deceptive and Unfair Trade Practices Act in connection with the marketing and sale of certain drone products. The Company responded to the subpoena. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

In May 2026, the Federal Communications Commission issued a request for documents to Anzu Robotics LLC under the Communications Act of 1934, inquiring as to the Company directly or indirectly marketed with the United States any radio frequency equipment produced in a manner that may be a violation of the Act. The Company responded to the request. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

In October 2026, the State of Florida issued a subpoena duces tecum to XTI Aerospace, Inc. pursuant to the Florida Deceptive and Unfair Trade Practices Act, Chapter 501, Part II, Florida Statutes, seeking information concerning XTI’s relationship with Anzu Robotics, LLC, Drone Nerds, and other related information concerning the sale of certain drones and Anzu products in the State of Florida. The Company intends to respond. The Company cannot predict the likelihood or quantity of potential loss (if any) at this time.

In October 2026, the State of Florida issued a subpoena to Drone Nerds LLC pursuant to the Florida Deceptive and Unfair Trade Practices Act in connection with the marketing and sale of certain drone products. The Company has not yet responded to the subpoena. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

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
Our failure to timely file this Quarterly Report on Form 10-Q resulted in noncompliance with Nasdaq’s continued listing requirements, and a failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

On August 26, 2026, we received a notice from the Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that, because the Company had not yet filed its Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended June 30, 2026, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”).

We are filing this Quarterly Report on Form 10-Q to address the filing delinquency. However, until Nasdaq confirms that we have regained compliance with Nasdaq Listing Rule 5250(c)(1), we cannot provide assurance that Nasdaq will determine that we have regained compliance. If we fail to maintain compliance with Nasdaq’s continued listing requirements, our common stock could be subject to delisting, which could adversely affect the liquidity and market price of our common stock and our ability to raise capital.

We do not currently satisfy Nasdaq’s stockholders’ equity requirement, which could result in the delisting of our common stock.

Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million (the “Stockholders’ Equity Requirement”). The alternatives are a market value of listed securities of at least $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. As of June 30, 2026, we reported a stockholders’ deficit of $(25.6) million, largely as a result of the $56.5 million fair value of our liability-classified warrants. We therefore do not satisfy the Stockholders’ Equity Requirement. Based on the closing price of our common stock on October 16, 2026, the market value of our listed securities was approximately $31 million, and we do not believe we satisfy either alternative standard.

We expect to receive a deficiency notice from Nasdaq following the filing of this Quarterly Report. Nasdaq generally permits a company 45 calendar days to submit a plan to regain compliance and, if it accepts the plan, may grant an extension of up to 180 calendar days from the date of the notice. However, if we also receive a delisting determination for failing the Minimum Bid Price Requirement, as described in the following risk factor, Nasdaq may treat the stockholders’ equity deficiency as an additional basis for delisting in the same proceeding rather than providing a separate compliance period. Regaining compliance may require us to complete one or more equity financings, which could be highly dilutive to our stockholders. Changes in the fair value of our warrant liabilities, which depend in part on our stock price, could also make it more difficult to regain or maintain compliance. There can be no assurance that we will regain compliance with the Stockholders’ Equity Requirement within any period Nasdaq provides, or at all. If we do not, our common stock could be delisted, with the consequences described in the following risk factor.

Our common stock has traded below $1.00 per share since September 23, 2026. Because of our prior reverse stock splits, we will not be eligible for any compliance period if we fail to satisfy Nasdaq’s minimum bid price requirement, and our common stock could be suspended and delisted from Nasdaq.

Our common stock is listed on The Nasdaq Capital Market under the symbol “XTIA.” Nasdaq Listing Rule 5550(a)(2) requires that our common stock maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”). A company fails this requirement if its closing bid price is below $1.00 for 30 consecutive business days.

The closing bid price of our common stock has been below $1.00 since September 23, 2026, and was $0.80 on October 16, 2026. If the closing bid price remains below $1.00 through November 3, 2026, we will fail the Minimum Bid Price Requirement. Because we effected a 1-for-250 reverse stock split on January 10, 2025, Nasdaq Listing Rule 5810(c)(3)(A)(iv) makes us ineligible for the automatic 180-day compliance period Nasdaq generally provides, and Nasdaq would instead issue a delisting determination. Our only recourse would be to request a hearing before a Nasdaq Hearings Panel, which may grant an exception of up to 180 days but is not required to do so.

If our common stock is suspended or delisted from Nasdaq, it would likely trade, if at all, on an over-the-counter market such as the OTC Markets, which is generally considered a less efficient market. Delisting would likely reduce the liquidity and market price of our common stock, could subject it to the SEC’s “penny stock” rules, and could impair our ability to raise capital on acceptable terms, or at all. Any of these consequences could materially and adversely affect our business, financial condition, results of operations, and the value of your investment.

We are in default under our credit facility, and if our lender accelerates our borrowings or stops making advances, we may not have sufficient liquidity to continue operations.

On September 30, 2026, our subsidiary XTI Drones Holdings, LLC failed to make scheduled principal payments totaling $1.5 million on the Seller Notes issued in connection with the Drone Nerds acquisition. On October 16, 2026, the holders agreed to temporarily waive the resulting events of default during a waiver period that ends no later than December 31, 2026 and that either party may end on ten days’ notice. If the waiver period ends without a restructuring, the missed installments and the remaining balance of the Seller Notes, together with interest at the default rate from October 10, 2026, will become due. The defaults also caused cross-defaults under our Credit Agreement with JPMorgan Chase Bank, N.A., under which approximately $8.4 million was outstanding as of October 16, 2026. JPMorgan has not waived these defaults. While they continue, JPMorgan may decline to make further advances, charge default interest, accelerate amounts outstanding and enforce its security interest in substantially all of the assets of Drone Nerds and Anzu. Approximately $4.5 million remains outstanding under the Seller Notes, and we are negotiating a restructuring with the holders. We cannot assure you that we will obtain a waiver or a restructuring on acceptable terms, or at all. If our indebtedness is accelerated or we lose access to our credit facility, we may be unable to continue as a going concern.

Our Interim Chief Executive Officer has interests in the holders of our Seller Notes that may conflict with the interests of our stockholders.

Jeremy Schneiderman, our Interim Chief Executive Officer, is the chief executive officer of, and has an economic interest in, the Sellers, which hold the Seller Notes and 6,524,576 Class B Units of XTI Drones Holdings, LLC. The Sellers have agreed to a temporary waiver of the events of default under the Seller Notes that they may end on ten days’ notice, after which the Seller Notes, together with default interest, would become due, and we are negotiating a restructuring of the Seller Notes with them. This gives the Sellers significant leverage in those negotiations. Mr. Schneiderman’s interests in these matters may differ from, or conflict with, the interests of the Company and our other stockholders. There can be no assurance that any conflict will be resolved in a manner favorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the quarter ended June 30, 2026 that were not previously reported in current reports on Form 8-K filed with the SEC.
c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities

Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.
The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01. Entry into a Material Definitive Agreement” and “Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

Limited Waiver Agreements

On October 16, 2026, XTI Drones Holdings, LLC (“XTI Drones Holdings”), our majority-owned subsidiary, entered into Limited Waiver Agreements, dated as of October 16, 2026 (the “Waivers”) with The Origin Group DN, Inc. and The Origin Group AZ, Inc. (together, the “Holders”), the holders of the promissory notes issued by XTI Drones Holdings on November 10, 2025 in connection with its acquisition of Drone Nerds, LLC and Anzu Robotics, LLC (the “Seller Notes”). Jeremy Schneiderman, our Interim Chief Executive Officer, serves as chief executive officer of, and has an economic interest in, the Holders, which also hold 6,524,576 Class B Units of XTI Drones Holdings. On September 30, 2026, XTI Drones Holdings did not make scheduled principal payments under the Seller Notes totaling $1.5 million, together with accrued interest, that were due on September 30, 2026, and events of default occurred under the Seller Notes on October 11, 2026, following the expiration of the ten-day grace period. Under the Waivers, the Holders agreed, during a waiver period that began on September 30, 2026, not to accelerate the Seller Notes, charge default interest, charge costs of collection or exercise other remedies as a result of the missed payments, and agreed that nonpayment of the balance due at maturity on November 10, 2026 will not constitute an event of default during the waiver period. The waiver period ends on the earliest of (i) the execution of definitive documents restructuring the Seller Notes, (ii) the tenth day after either party notifies the other in writing that it is ending restructuring negotiations and (iii) December 31, 2026. If the waiver period ends without a restructuring, an event of default will be deemed to exist, and the missed installments and the remaining balance of the Seller Notes (approximately $4.5 million of principal in the aggregate), together with accrued interest, which will have accrued at the default rate of 9.25% per annum from October 10, 2026, will become due on the last day of the waiver period. The Waivers do not address the cross-defaults and other events of default under our credit facility with JPMorgan Chase Bank, N.A. that resulted from the missed payments, which have not been waived. The Waivers were reviewed and approved by the Audit Committee of our Board of Directors. The foregoing description is qualified in its entirety by reference to the Waivers, copies of which are filed as Exhibits 10.9 and 10.10 to this Quarterly Report and incorporated herein by reference.

Sale of Note Receivable

On October 19, 2026, the Company entered into a Consent, Exchange and Amendment Agreement with Valkyrie Sciences Holdings, LLC and Valkyrie Andromeda Corporation (collectively, "Valkyrie"), and Reliable Equity, LLC (the “Purchaser”), and an Amended and Restated Convertible Promissory Note with Valkyrie Sciences Holdings, LLC, pursuant to which the Company agreed to sell to the Purchaser $1.0 million in principal amount of the $2.0 million convertible promissory note issued to the Company by Valkyrie for a purchase price of $1.0 million in cash. There is no relationship between Valkyrie and the Purchaser. In connection with the transaction, the Company agreed to forgive approximately $0.05 million of accrued interest on the note. It also agreed to extend to January 15, 2027 the maturity date of the portion of the note it retains, which consists of the remaining $1.0 million of principal plus approximately $0.15 million of accrued interest. The sale closed on October 20, 2026. The foregoing description is qualified in its entirety by reference to the agreements memorializing this transaction, copies of which will be filed as an exhibit to the Company’s next periodic report.

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

XTI AEROSPACE, INC

Date: October 20, 2026	By:	/s/ Jeremy Schneiderman
Jeremy Schneiderman Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brooke Turk
Brooke Turk Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Share Purchase and Transfer Agreement, dated February 3, 2026, by and between XTI Aerospace, Inc. and EVO 467. GmbH.	8-K	001-36404	2.1	February 4, 2026
3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013
3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017
3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014
3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015
3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017
3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017
3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018
3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018
3.9	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018
3.10	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018
3.11	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019
3.12	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020
3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021.	8-K	001-36404	3.1	November 19, 2021
3.14	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022).	8-K	001-36404	3.1	October 6, 2022
3.15	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022.	8-K	001-36404	3.1	December 2, 2022
3.17	Certificate of Amendment (Reverse Stock Split).	8-K	001-36404	3.2	March 15, 2024
3.18	Certificate of Amendment (Name Change).	8-K	001-36404	3.3	March 15, 2024

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.19	Certificate of Amendment to Articles of Incorporation, effective as of January 10, 2025.	8-K	001-36404	3.1	January 10, 2025
3.20	Certificate of Designation of Preferences and Rights of Series 10 Convertible Preferred Stock.	8-K	001-36404	3.1	November 12, 2025
3.21	Amended and Restated Bylaws of XTI Aerospace, Inc.	10-Q	001-36404	3.21	August 14, 2025
4.1	Form of Pre-funded Warrant.	8-K	001-36404	4.1	September 15, 2025
4.2	Form of Common Warrant.	8-K	001-36404	4.2	September 15, 2025
4.3	Form of Placement Agent Warrant.	8-K	001-36404	4.3	September 15, 2025
4.4	Revolving Promissory Note, dated July 10, 2025, issued by Drone Nerds Inc and Anzu Robotics, LLC to Banesco USA.	8-K	001-36404	4.1	November 12, 2025
4.5	Promissory Note issued by XTI Drones Holdings, LLC to New Drone Nerds S-Corp, Inc., dated November 10, 2025.	8-K	001-36404	4.2	November 12, 2025
4.6	Promissory Note issued by XTI Drones Holdings, LLC to New Anzu Robotics S-Corp, LLC, dated November 10, 2025.	8-K	001-36404	4.3	November 12, 2025
4.7	Form of Placement Agent’s Warrant.	8-K	001-36404	4.4	November 12, 2025
4.8	Pre-Funded Warrant, dated January 5, 2026.	8-K	001-36404	4.1	January 9, 2026
10.1*	Employment Agreement, dated January 9, 2026, by and between XTI Aerospace, Inc, and Tobin Arthur.	8-K	001-36404	10.1	January 9, 2026
10.2*	Separation Agreement and Release, dated January 29, 2026, by and between XTI Aerospace, Inc. and Soumya Das.	8-K	001-36404	10.1	February 4, 2026
10.3*	Director Services Agreement, dated February 1, 2026, by and between XTI Aerospace, Inc. and Jonathan Ornstein.	8-K	001-36404	10.2	February 4, 2026
10.4†	Credit Agreement, dated as of February 11, 2026, by and among Drone Nerds, LLC, Anzu Robotics, LLC, the other Loan Parties party thereto, and JPMorgan Chase Bank, N.A.	8-K	001-36404	10.1	February 17, 2026
10.5	Security Agreement, dated as of February 11, 2026, by and among Drone Nerds, LLC, Anzu Robotics, LLC, the other Loan Parties party thereto, any additional entities which become parties thereto, and JPMorgan Chase Bank, N.A.	8-K	001-36404	10.2	February 17, 2026
10.6	Subordination Agreement, dated as of February 11, 2026, by and among Drone Nerds, LLC, the other Loan Parties party thereto, each of the creditors listed on the signatory page thereto, and JPMorgan Chase Bank, N.A.	8-K	001-36404	10.3	February 17, 2026

10.7†	Intellectual Property Security Agreement, dated as of February 11, 2026, by and between JPMorgan Chase Bank, N.A. and Drone Nerds, LLC and Anzu Robotics, LLC.	10-K	001-36404	10.64	April 15, 2026
10.8*	Consulting Agreement, dated as of February 1, 2026, by and between XTI Aerospace, Inc. and David E. Brody.	10-K	001-36404	10.67	April 15, 2026
10.9	Limited Waiver Agreement between XTI Drone Holdings, LLC and The Origin Group DN, Inc., dated as of October 16, 2026.					X
10.10	Limited Waiver Agreement between XTI Drone Holdings, LLC and The Origin Group AZ, Inc., dated as of October 16, 2026.					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
X
31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
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
†Exhibits, schedules and similar attachments have been omitted pursuant to Item 601 of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.
*Indicates a management contract or compensatory plan or arrangement.
#This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.