Form 10-Q
period 2026-09-30
XTI Aerospace, Inc.
filed 2026-11-12
CIK 1529113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2026
Common Stock, par value $0.001	38,477,789

XTI AEROSPACE, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2026
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
•our ability to make required payments under, and comply with the terms of, the restructured Seller Notes (as defined below) and our asset-based credit facility, including mandatory prepayment provisions and restrictions on incurring additional indebtedness;
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

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,657	$16,696
Accounts receivable, net	11,892	12,093
Inventories	17,807	15,400
Prepaid expenses and other current assets	5,552	3,989
Current assets of discontinued operations (Note 17)	—	3,645
Total Current Assets	40,908	51,823
Property and equipment, net	407	385
Operating lease right-of-use asset, net	1,341	2,965
Intangible assets, net	8,650	9,338
Goodwill	13,393	11,544
Note receivable	4,394	—
Other assets	778	403
Non-current assets of discontinued operations (Note 17)	—	4,788
Total Assets	$69,871	$81,246
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except number of shares and par value data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Liabilities, Mezzanine Equity, and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$2,152	$5,212
Accrued expenses and other current liabilities	6,820	6,556
Customer deposits	2,689	3,071
Warrant liability	24,459	22,561
Operating lease obligation, current	635	550
Note payable - related party	450	—
Acquisition-related promissory note - related party, current	726	7,931
Asset-based revolving line of credit	5,928	—
Income tax payable	1,600	—
Current liabilities of discontinued operations (Note 17)	—	1,722
Total Current Liabilities	45,459	47,603
Note payable - related party	—	450
Operating lease obligation, noncurrent	736	2,427
Acquisition-related promissory note - related party, noncurrent	3,930	—
Other non-current liabilities	60	—
Non-current liabilities of discontinued operations (Note 17)	—	322
Total Liabilities	50,185	50,802
Commitments and Contingencies (Note 13)
Mezzanine Equity
Representative and placement agent warrants, net of issuance costs	2,701	2,701
Stockholders’ Equity
Preferred Stock - $0.001 par value; 5,000,000 shares authorized	—	—
Series 4 Convertible Preferred Stock - $0.001 par value; 10,415 shares authorized; 1 share issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Series 5 Convertible Preferred Stock - $0.001 par value; 12,000 shares authorized; 126 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Series 9 Convertible Preferred Stock - $0.001 par value; 20,000 shares authorized; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Series 10 Convertible Preferred Stock - $0.001 par value; 25,000 shares authorized; 0 and 25,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	21,793
Common Stock - $0.001 par value; 500,000,000 shares authorized; 38,477,789 and 32,786,816 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	38	33
Additional paid-in capital	180,138	157,354
Accumulated other comprehensive income	—	881
Accumulated deficit	(174,345)	(162,323)
Total Stockholders’ Equity	5,831	17,738
Noncontrolling interest – Class B Units of XTI Drones Holdings, LLC	11,154	10,005
Total Equity	16,985	27,743
Total Liabilities, Mezzanine Equity, and Equity	$69,871	$81,246
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenues	$35,314	$—	$95,459	$—
Cost of Revenues	27,637	—	76,993	—
Gross Profit	7,677	—	18,466	—

Operating Expenses
Research and development	163	1,449	1,937	3,953
Sales and marketing	1,810	2,071	6,148	3,280
General and administrative	10,321	9,857	33,922	20,127
Merger and acquisition transaction costs	134	458	224	458
Amortization of intangible assets	247	8	705	24
Total Operating Expenses	12,675	13,843	42,936	27,842
Loss from Operations	(4,998)	(13,843)	(24,470)	(27,842)
Other Income (Expense)
Interest expense, net	(278)	(1)	(580)	(219)
Loss on extinguishment of debt	—	—	—	(421)
Warrant issuance expense	—	(785)	—	(6,580)
Change in fair value of warrant liability	32,023	2,151	18,989	(3,280)
Other	(72)	—	140	(349)
Total Other Income (Expense)	31,673	1,365	18,549	(10,849)

Income (Loss) from Continuing Operations Before Income Taxes	26,675	(12,478)	(5,921)	(38,691)
Income tax benefit	—	—	—	6
Net Income (Loss) from Continuing Operations, net of tax	26,675	(12,478)	(5,921)	(38,685)
Loss from operations of discontinued component, inclusive of tax	(100)	(968)	(4,952)	(8,491)
Net income (Loss)	26,575	(13,446)	(10,873)	(47,176)
Net income attributable to noncontrolling interest	573	—	1,149	—
Net Income (Loss) Attributable to XTI Aerospace, Inc.	26,002	(13,446)	(12,022)	(47,176)
Less: Preferred stock dividends	—	—	42	29
Net Income (Loss) Attributable to Common Stockholders	$26,002	$(13,446)	$(12,064)	$(47,205)

Net Income (Loss) Per Share – Basic:
Continuing operations	$0.68	$(0.57)	$(0.19)	$(3.55)
Discontinued operations	$—	$(0.04)	$(0.13)	$(0.78)
Net income (Loss) per share	$0.68	$(0.61)	$(0.32)	$(4.33)

Net Income (Loss) Per Share – Diluted:
Continuing operations	$0.19	$(0.57)	$(0.19)	$(3.55)
Discontinued operations	$—	$(0.04)	$(0.13)	$(0.78)
Net income (Loss) per share	$0.19	$(0.61)	$(0.32)	$(4.33)

Weighted Average Shares Outstanding, Basic	38,477,789	22,065,141	37,403,649	10,914,152
Weighted Average Shares Outstanding, Diluted	60,322,244	22,065,141	37,403,649	10,914,152
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net Income (Loss)	$26,575	$(13,446)	$(10,873)	$(47,176)
Unrealized foreign exchange gain from cumulative translation adjustments	—	14	—	1,520
Comprehensive Income (Loss)	$26,575	$(13,432)	$(10,873)	$(45,656)
Comprehensive income attributable to noncontrolling interest	573	—	1,149	—
Total Comprehensive Income (Loss) attributable to XTI Aerospace, Inc.	$26,002	$(13,432)	$(12,022)	$(45,656)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Series 4 Convertible Preferred Stock at Redemption Value		Series 5 Convertible Preferred Stock at Redemption Value		Series 9 Convertible Preferred Stock at Redemption Value		Series 10 Convertible Preferred Stock at Redemption Value		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Non- Controlling Class B Units	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2026	1	$—	126	$—	—	$—	25,000	$21,793	32,786,816	$33	$157,354	$881	$(162,323)	$17,738	$10,005	$27,743
Conversion of Series 10 Preferred Stock to common shares and pre-funded warrants	—	—	—	—	—	—	(25,000)	(21,793)	1,721,980	1	(1,945)	—	—	(23,737)	—	(23,737)
Stock-based compensation – Options	—	—	—	—	—	—	—	—	—	—	4,847	—	—	4,847	—	4,847
Common shares issued for exercise of liability classified warrants, net of costs	—	—	—	—	—	—	—	—	3,963,408	4	10,734	—	—	10,738	—	10,738
Series 10 Convertible Preferred Stock dividend accrual	—	—	—	—	—	—	—	—	—	—	(42)	—	—	(42)	—	(42)
Disposition of the Inpixon Business (Note 17)	—	—	—	—	—	—	—	—	—	—	—	(881)	—	(881)	—	(881)
Net loss attributable to parent	—	—	—	—	—	—	—	—	—	—	—	—	(35,270)	(35,270)	—	(35,270)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	272	272
Balance – March 31, 2026	1	—	126	—	—	—	—	—	38,472,204	38	170,948	—	(197,593)	(26,607)	10,277	(16,330)
Stock-based compensation – Options	—	—	—	—	—	—	—	—	—	—	3,772	—	—	3,772	—	3,772
Stock option exercise	—	—	—	—	—	—	—	—	5,585	—	—	—	—	—	—	—

Net loss attributable to parent	—	—	—	—	—	—	—	—	—	—	—	—	(2,754)	(2,754)	—	(2,754)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	304	304
Balance – June 30, 2026	1	—	126	—	—	—	—	—	38,477,789	38	174,720	—	(200,347)	(25,589)	10,581	(15,008)
Stock-based compensation – Options	—	—	—	—	—	—	—	—	—	—	5,418	—	—	5,418	—	5,418
Net income attributable to parent	—	—	—	—	—	—	—	—	—	—	—	—	26,002	26,002	—	26,002
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	573	573
Balance – September 30, 2026	1	—	126	—	—	—	—	—	38,477,789	38	180,138	—	(174,345)	5,831	11,154	16,985
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Series 4 Preferred Stock at Redemption Value		Series 5 Preferred Stock at Redemption Value		Series 9 Preferred Stock at Redemption Value		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2025	1	$—	126	$—	1,331	$1,331	1,685,021	$2	$99,425	$(622)	$(93,562)	$6,574
Common shares issued for net cash proceeds of ATM offering	—	—	—	—	—	—	169,299	—	1,667	—	—	1,667
Common shares issued for net cash proceeds of public offerings	—	—	—	—	—	—	2,219,746	2	17,900	—	—	17,902
Common shares issued for conversion of debt	—	—	—	—	—	—	240,229	—	750	—	—	750
Common shares issued for exercise of liability classified warrants	—	—	—	—	—	—	300,000	—	408	—	—	408
Redemption of Series 9 preferred stock	—	—	—	—	(1,331)	(1,331)	—	—	(96)	—	—	(1,427)
Stock-based compensation	—	—	—	—	—	—	—	—	455	—	—	455
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	467	—	467
Other	—	—	—	—	—	—	173,245	1	4	—	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	(12,872)	(12,872)
Balance – March 31, 2025	1	—	126	—	—	—	4,787,540	5	120,513	(155)	(106,434)	13,929
Common shares issued for net cash proceeds of public offerings	—	—	—	—	—	—	6,231,200	6	(457)	—	—	(451)
Common shares issued for exercise of liability classified warrants	—	—	—	—	—	—	6,771,600	7	18,002	—	—	18,009
Stock-based compensation	—	—	—	—	—	—	125,000	—	722	—	—	722
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	1,039	—	1,039
Other	—	—	—	—	—	—	—	—	15		—	15
Net loss	—	—	—	—	—	—	—	—	—		(20,858)	(20,858)
Balance – June 30, 2025	1	—	126	—	—	—	17,915,340	18	138,795	884	(127,292)	12,405

Common shares issued for net cash proceeds of public offerings	—	—	—	—	—	—	11,946,000	12	3,121	—	—	3,133
Common shares issued for exercise of liability classified warrants	—	—	—	—	—	—	966,976	1	1,997	—	—	1,998
Stock-based compensation	—	—	—	—	—	—	33,500	—	6,350	—	—	6,350
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	—	—	(13,446)	(13,446)
Balance – September 30, 2025	1	—	126	—	—	—	30,861,816	31	150,263	898	(140,738)	10,454
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

XTI AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(amounts in thousands, unaudited)	2026	2025
Cash Flows Used in Operating Activities
Net loss	$(10,873)	$(47,176)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	103
Amortization of intangible assets	688	206
Amortization of right-of-use asset	560	100
Non-cash interest expense, net	31	145
Stock-based compensation	14,037	7,527
Impairment of goodwill	—	4,049
Impairment of intangible assets	—	631
Loss on extinguishment of debt	—	421
Warrant issuance expense	—	6,580
Change in fair value of warrant liability	(18,989)	3,280
Loss on sale of Inpixon division	831	—
Other	1	20
Changes in operating assets and liabilities:
Accounts receivable and other receivables	1,480	(1,293)
Inventories	(2,389)	1,016
Prepaid expenses and other current assets	(875)	101
Other assets	35	287
Accounts payable	(3,116)	(1,940)
Related party payables	—	(51)
Accrued expenses and other current liabilities	27	(4,600)
Customer deposits	(85)	336
Operating lease obligation	(529)	(98)
Net Cash Used in Operating Activities	(19,003)	(30,356)
Cash Flows Used in Investing Activities
Purchase of property and equipment	(228)	(126)
Net cash paid on disposal of the Inpixon Business	(694)	—
Net Cash Used in Investing Activities	(922)	(126)
Cash Provided by Financing Activities
Proceeds from the exercise of liability classified warrants	7,927	4,061
Proceeds from other debt	60	—
Payment of offering costs and commissions in connection with exercise of liability classified warrants	(488)	—
Net proceeds from sale of common stock and pre-funded warrants via public offerings	—	57,051
Net proceeds from ATM stock offering	—	1,667
Redemption of Series 9 preferred stock	—	(1,427)
Borrowings on Asset-Based Revolving Line of Credit (Drone Nerds)	89,456	—
Repayment of borrowings on Asset-Based Revolving Line of Credit (Drone Nerds)	(83,528)	—
Payment of debt issuance costs	(565)	—
Repayments of promissory notes - related party	(3,500)	(2,784)
Net Cash Provided by Financing Activities	9,362	58,568
Effect of Foreign Exchange Rate on Changes on Cash	20	7
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(10,543)	28,093
Cash, Cash Equivalents and Restricted Cash - Beginning of period	16,919	4,105
Cash, Cash Equivalents and Restricted Cash - End of period	$6,376	$32,198

	Nine Months Ended September 30,
(amounts in thousands, unaudited)	2026	2025
Supplemental Disclosure of cash flow information:
Cash paid for interest	$601	$282
Cash paid for income taxes	$—	$10
Non-cash investing and financing activities
Common shares issued for conversion of debt and accrued interest	$—	$750
Reclassified warrant liability to equity upon exercise of warrants	$3,299	$—
Conversion of Series 10 Preferred Stock to pre-funded warrants	$24,186	$—
Reconciliation of cash, cash equivalents, and restricted cash:

	September 30,		December 31,
(amounts in thousands, unaudited)	2026	2025	2025
Cash and cash equivalents	$5,657	$32,198	$16,696
Restricted cash	719	—	—
Cash, cash equivalents of discontinued operations included in current assets of discontinued operations	—	—	223
Cash, cash equivalents and restricted cash	$6,376	$32,198	$16,919

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
Effective in fiscal year 2026, as part of the Company’s strategic shift from the TriFan 600 development program towards the design and development of unmanned platforms, the Company revised its operating segments to remove the commercial aviation segment and replace it with the advanced defense systems (“ADS”) segment. In June 2026, the Company wound down all ADS spending and implemented a reduction in force. Management shifted capital away from the non-revenue-generating ADS segment to concentrate resources on the UAS platform, establishing a stronger operational focus. For the three and nine months ended September 30, 2026, the Company operated as two reportable segments: UAS and ADS.
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
Liquidity
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company is likely to require additional liquidity to meet its obligations and support ongoing operations over the next year. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of one year from the issuance date of these unaudited condensed consolidated financial statements.

The Company has a history of operating losses and negative cash flows from operations. Cash on hand decreased $10.5 million during the nine months ended September 30, 2026, as a result of negative cash flows from operations of $19.0 million, negative cash flows from investing activities of $0.9 million and positive cash flows from financing of $9.4 million. Additionally, as of September 30, 2026, the Company’s obligations include $4.7 million of debt (See Note 8 – Debt), and the Company is likely to require additional liquidity in order to meet this obligation and support ongoing operations over the next year. Additionally, the Company acquired Drone Nerds in 2025, which continues to face regulatory headwinds, including the announcement of the Section 232 tariffs taking effect on September 3, 2026, and consumer hesitation around the macro economy and other pending drone-related regulations.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the full year ending December 31, 2026. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the years ended December 31, 2025 and 2024 included in the annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026.
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
In connection with the Company’s credit facility, certain depository accounts of the Company are swept into a blocked account with the lender and shall be used to reduce amounts owed under the credit facility. The Company classifies the balances of these accounts as restricted cash, as of September 30, 2026 and December 31, 2025, $0.7 million and $0.0 million of restricted cash is included in prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheets.
The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for credit losses.
As of September 30, 2026 and December 31, 2025, the Company’s allowance for credit losses related to its trade accounts receivable is immaterial. As of September 30, 2026 and December 31, 2025, the allowance for credit losses of $2.1 million is related to a convertible promissory note receivable, which is fully reserved. There was no change in the provision for credit losses during the three and nine months ended September 30, 2026.
In connection with the sale of Inpixon in February 2026, the Company issued a note receivable for EUR 4,640,000 that bears interest of 5% until the fourth anniversary of the Closing Date, as defined below. The Company has the right (the “Unwind Option”) to require the Purchaser to transfer back all shares of Inpixon and its subsidiaries at any time during that fifteen (15) month period beginning on the first day of the thirty-seventh month following the Signing Date and continuing to the end of the fifty-second month following the Signing Date for no consideration by the Company. If exercised, all unpaid amounts of the purchase price will be forgiven. If not exercised within the specified period, the unpaid purchase price will also be forgiven. As of September 30, 2026, the carrying value of the note receivable was $4.4 million.

The customers from continuing operations who account for 10% or more of the Company’s revenue for the three and nine months ended September 30, 2026 or 10% or more of the Company’s outstanding receivable balance as of September 30, 2026 or as of December 31, 2025 are presented as follows:

	Percentage of revenues		Percentage of accounts receivable
Customer	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	September 30, 2026	December 31, 2025
A	11%	10%	39%	47%
B	15%	11%	**	**
C	**	**	14%	**
** Represents less than 10% of the total for the respective period.
For the three and nine months ended September 30, 2025, all revenue was generated by the Company’s Inpixon Business, which has been classified as discontinued operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The vendors from continuing operations who account for 10% or more of the Company’s purchases for the three and nine months ended September 30, 2026 or 10% or more of the Company’s outstanding accounts payable balance as of September 30, 2026 or as of December 31, 2025 are presented as follows:

	Percentage of purchases		Percentage of accounts payable
Vendor	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	September 30, 2026	December 31, 2025
A	31%	34%	**	**
B	34%	17%	**	**
C	**	**	31%	**
D	**	**	24%	10%
E	**	**	13%	**
F	**	**	23%	19%
G	**	**	12%	**
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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Disaggregation of Revenue
Disaggregation of Revenue
Revenue presented for the three and nine months ended September 30, 2026 represents revenue from continuing operations and excludes revenue from the Inpixon Business, which has been classified as discontinued operations. Revenue presented for the three and nine months ended September 30, 2025 relates entirely to the Inpixon Business and has been reclassified to discontinued operations in the accompanying unaudited condensed consolidated financial statements. Revenue is primarily generated in the United States.
Revenues arise substantially from the Company’s UAS offerings through the following channels (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Wholesale	$22,848	$60,072
Direct Sales	7,934	23,518
Retail	4,532	11,869
Total revenue	$35,314	$95,459
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
The following unaudited pro forma consolidated financial information presents the combined results of continuing operations of the Company and Drone Nerds (in thousands, except per share amounts):

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three and nine months ended September 30, 2025

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenues	$24,164	$79,881
Net loss from continuing operations	$(11,124)	$(31,656)
Net loss attributable to common stockholders from continuing operations	$(11,415)	$(33,046)
Net loss per share from continuing operations – basic and diluted	$(0.52)	$(3.03)
Weighted average common shares outstanding – basic and diluted	22,065,141	10,914,152
Note 6 - Goodwill and Intangible Assets
Goodwill
In connection with the acquisition of Drone Nerds, the Company had goodwill of approximately $11.5 million as of December 31, 2025. During the three months ended September 30, 2026, a measurement period adjustment was made to goodwill related to a tariff liability payable to the sellers of Drone Nerds which resulted in an adjustment of $1.8 million. As a result of the measurement adjustment, the Company had goodwill of approximately $13.4 million related to the acquisition of Drone Nerds as of September 30, 2026. There was no impairment of goodwill during the three and nine months ended September 30, 2026.
Intangible Assets
Intangible assets consist primarily of patents, trade names and trademarks, and customer relationships acquired in the Drone Nerds acquisition. The following table presents intangible assets associated with continuing operations as of September 30, 2026 and December 31, 2025 (in thousands):
As of September 30, 2026:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life
Patents	468	(239)	229	8.2
Trade Names / Trademarks	4,008	(273)	3,735	12.2
Customer Relationships	5,200	(514)	4,686	8.2
Total	$9,676	$(1,026)	$8,650
As of December 31, 2025

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life
Patents	468	(207)	261	8.8
Trade Names / Trademarks	4,000	(43)	3,957	12.9
Customer Relationships	5,200	(80)	5,120	8.9
Total	$9,668	$(330)	$9,338
Amortization expense for the three and nine months ended September 30, 2026 was approximately $0.2 million and $0.7 million, respectively. Amortization expense for the three and nine months ended September 30, 2025 was primarily related to the Inpixon business, which is included in discontinued operations.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment indicators were identified during the nine months ended September 30, 2026.
Note 7 - Other Balance Sheet Information
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Vendor deposits	$2,235	$2,649
Prepaid expenses and other	3,317	1,340
Total prepaid expenses and other current assets	$5,552	$3,989
Inventories
Inventory as of September 30, 2026 and December 31, 2025 represents inventory on hand within the Drone Nerds (UAS) segment and consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Drones	$8,601	$7,725
Accessories	4,203	4,043
Service parts and components	5,003	3,632
Total inventories	$17,807	$15,400
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Bonuses and commissions	$223	$2,942
Compensation and benefits	1,144	1,034
Inventory received not invoiced	580	1,405
Accrued Disposition Obligation	3,838	—
Other	1,035	1,175
Total accrued expenses and other current liabilities	$6,820	$6,556
Note 8 - Debt

Short-Term Debt	Maturity	September 30, 2026	December 31, 2025
Acquisition-Related Promissory Notes	09/30/2028	$726	$7,931
Asset-Based Revolving Line of Credit (Drone Nerds)	2/11/2029	5,928	—
Total Short-Term Debt		$6,654	$7,931
Interest expense on outstanding debt totaled approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, and $0.0 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquisition-Related Promissory Notes
In connection with the November 2025 acquisition of Drone Nerds (the “Acquisition”), XTI Drones Holdings, LLC issued promissory notes to The Origin Group DN, Inc. and The Origin Group AZ, Inc. (collectively the “Sellers”) with an aggregate original principal amount of approximately $11.9 million (the “Notes”). The Sellers also own 6,524,576 Class B Units, representing 16.597% ownership, of XTI Drones Holdings, LLC. The terms of the Notes and the issuance of the Class B Units were negotiated together in connection with the Acquisition. See Note 9 — Capital Structure for further discussion of the Class B Units.
The Notes bear interest at a rate of 7.25% per annum, calculated on a 365-day year. Accrued interest is payable in accordance with the terms of the Notes, and unpaid interest is added to principal if not paid when due.
During the three and nine months ended September 30, 2026, the Company made aggregated principal payments of $0.0 million and $3.5 million, respectively. The Notes had a final maturity of November 10, 2026. XTI Drones Holdings, LLC did not make the scheduled principal payments due on September 30, 2026, which resulted in events of default under the Notes and cross-defaults under the Credit Agreement described below. On November 11, 2026, XTI Drones Holdings, LLC assigned its obligations under the Notes to the Company, which assumed them, and the Company and the Sellers amended and restated the Notes to, among other things, increase the interest rate to 8.5% per annum effective June 30, 2026, provide for monthly payments of principal and interest beginning November 30, 2026, and extend the maturity to September 30, 2028. Because the Notes were refinanced on a long-term basis before these condensed consolidated financial statements were issued, the portion of the Notes not due within twelve months after September 30, 2026 has been presented as noncurrent. See Note 18 — Subsequent Events.

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
As of September 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the Notes was approximately $4.7 million and $7.9 million, respectively. The Company determined the fair value of the Notes approximates its carrying value as of September 30, 2026 given the short time between the balance sheet date and the Note's original maturity.
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
As of September 30, 2026, the borrowing base was calculated to be approximately $18.7 million, and the Company had $5.9 million outstanding in addition to letters of credit in the amount of $0.8 million, with $11.9 million of remaining availability. Borrowings under the ABL Facility bear interest at Secured Overnight Financing Rate or a base rate, plus a margin of 2.0%, subject to adjustment in certain circumstances. The average unused commitment under the ABL Facility is subject to an unused commitment fee of 0.25% to 0.375%. Borrowings under the ABL Facility as of September 30, 2026 incurred interest at a weighted average of 5.7%. The Company determined the fair value of the ABL facility as of September 30, 2026 approximates its carrying value as the current interest rate on the ABL facility approximates market rates.
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
(Unaudited)
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
Series 9 Preferred Stock
During March 2024, the Company issued Series 9 Preferred Stock in connection with debt exchanges and cash financing. During 2024 9,790 shares were exchanged for common stock, and 757 shares were redeemed. During the three months ended March 31, 2025, the remaining shares were redeemed for approximately $1.4 million. As of September 30, 2026 and December 31, 2025, no shares remain outstanding.
WARRANTS
The following table summarizes the activity of warrants outstanding:

	Number of Warrants	Weighted Average Exercise
Outstanding at January 1, 2026	25,213,417	$2.94
Conversion of Series 10 Preferred Stock to Pre-funded Warrants	15,307,735	$0.0001
Exercised	(3,963,408)	$2.00
Outstanding at September 30, 2026	36,557,744	$1.81
Exercisable at September 30, 2026	36,556,987	$1.81
Warrant Exercises
During the nine months ended September 30, 2026, holders of certain warrants issued in connection with the Company’s 2025 public offerings exercised warrants to purchase an aggregate of 3,963,408 shares of the Company’s common stock, resulting in gross cash proceeds of approximately $7.9 million.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the solicitation of such warrant exercises, the Company paid commissions and other fees to a third party financial advisor of approximately $0.5 million. Net cash proceeds to the Company from these warrant exercises during the nine months ended September 30, 2026 were approximately $7.4 million.
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
Note 10 - Stock Award Plans and Stock-Based Compensation
Legacy XTI adopted the 2017 Employee and Consultant Stock Ownership Plan, which was assumed by the Company in connection with the XTI Merger. The plan permits grants of stock options and other equity awards to employees, directors and consultants. As of September 30, 2026, no shares remain available for future issuance under the 2017 Plan.
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
As of September 30, 2026, there are no unvested Restricted Stock or Restricted Stock Units outstanding under the 2018 Plan.
The aggregate number of shares that may be awarded under the 2018 Plan as of September 30, 2026 was 80,105,687. As of September 30, 2026, 59,102,308 shares of common stock were available for future grant under the 2018 Plan, of which 57,209,296 shares are registered.
See below for a summary of the stock options granted under the 2017 and 2018 plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2026	15,941,550	$2.80	9.8	$—
Granted	5,317,127	$1.77
Forfeitures	(1,980,685)	$5.41
Exercises	(37,500)	$2.00
Outstanding at September 30, 2026	19,240,492	$2.23	9.2	$—
Exercisable at September 30, 2026	13,378,571	$1.69	9.1	$—

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following assumptions were used in estimating the fair values of options awarded during the nine months ended September 30, 2026:

Fair value of common stock	$1.43 - $2.35
Exercise price	$1.43 - $2.35
Expected term	5 – 7 years
Volatility	134.52% - 153.30%
Risk-free interest rate	3.51% - 4.43%
Dividend yield	—%
Stock-based Compensation Expense
Stock-based compensation charges for the periods indicated below (in thousands) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$—	$216	$205	$546
Sales and marketing	28	254	493	294
General and administrative	5,390	5,880	13,168	6,687
Total	$5,418	$6,350	$13,866	$7,527
As of September 30, 2026, the total unrecognized compensation expense related to unvested awards was approximately $8.5 million, which the Company expects to recognize over an estimated weighted average period of 0.8 years.
Note 11 - Segments
The Company’s Chief Executive Officer (“CEO”), acting as the Chief Operating Decision Maker (“CODM”) regularly reviews and manages certain areas of its businesses, resulting in the Company identifying two reportable segments for the three and nine months ended September 30, 2026: Unmanned Aircraft Systems (“UAS”) and Advanced Defense Systems (“ADS”). The Company manages and reports its operating results through these two reportable segments. During the nine months ended September 30, 2026, the Company decided to wind-down the ADS segment as it would require substantial additional time and capital in order to generate revenue. Until the ADS segment is sold or otherwise disposed of, the CODM continues to review the financial information of these two reportable segments, and this decision does not result in a change to Company’s reporting segments.
For the three and nine months ended September 30, 2025, the Company operated as two segments: Internet of Things (“IoT”) and Commercial Aviation, which included the TriFan 600 development program. During the fourth quarter of the prior year, in connection with the sale of the Inpixon Business, the IoT segment was retroactively reclassified to discontinued operations, as a result the financial information for the IoT segment is not presented below. Additionally, in early 2026, the TriFan 600 program was paused and replaced with the ADS segment. Given the strategic shift, the disposal of the IOT segment, and the addition of the UAS segment in the fourth quarter of the prior year, the Company did not recast the segment financial information for the three and nine months ended September 30, 2025.

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

Beginning in the second quarter of 2026, the Company changed the measure of segment profit or loss used by its CODM from income (loss) from operations to Adjusted EBITDA. The change reflects a change in the manner in which the Company’s CODM evaluates segment performance and allocates resources following the appointment of a new Chief Executive Officer.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has presented Adjusted EBITDA as the measure of segment profit or loss for the three and nine months ended September 30, 2026. The Company has not recast prior-period segment information to present Adjusted EBITDA because Adjusted EBITDA was not the measure of segment profit or loss used by the CODM during those prior periods. The CODM used net loss to evaluate segment performance and allocate resources during the first quarter of 2026 and prior periods.

The CODM uses Adjusted EBITDA as management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. Adjusted EBITDA is calculated as segment revenues less significant segment expenses, specifically, cost of revenue, research and development (excluding stock-based compensation expense), sales and marketing (excluding stock-based compensation expense), and general and administrative (excluding stock-based compensation and depreciation expense). Significant segment expenses also exclude certain costs that are nonrecurring, non-cash or are not related to the segments’ underlying business performance. A reconciliation of total Adjusted EBITDA to consolidated loss from continuing operations before income taxes for the three and nine months ended September 30, 2026 is included in the tables below. Unallocated operating expenses include costs that are not specific to a particular segment include administrative and accounting staff, public company costs, general liability and other insurance, professional fees, and other similar corporate expenses.
During the three and nine months ended September 30, 2025 the CODM managed the business as two reportable segments. The CODM used consolidated net loss to measure segment performance. Unallocated operating expenses include costs that are not specific to a particular segment include administrative and accounting staff, public company costs, general liability and other insurance, professional fees, and other similar corporate expenses. The UAS segment reflects the results of Drone Nerds beginning in November 2025, there were no UAS segment operations during the three and nine months ended September 30, 2025. Segment operating results are presented on a consolidated basis prior to the allocation of net income (loss) attributable to noncontrolling interests.

Substantially all revenues and long-lived assets for continuing operations are located in the United States. Segment assets are not provided because the Company’s chief operating decision maker does not regularly review or receive asset information by reportable segment for purposes of allocating resources or assessing segment performance.

The following tables reflect the results of operations from our business segments for the periods indicated below (in thousands):

	Three Months Ended September 30, 2026
	UAS	ADS	Unallocated Costs	Total
Revenue	$35,314	$—	$—	$35,314
Less:
Cost of revenue	27,637	—	—	27,637
Research and development	73	90	—	163
Sales and marketing (1)	1,711	—	72	1,783
General and administrative (2)	2,039	386	2,471	4,896
Segment Adjusted EBITDA	$3,854	$(476)	$(2,543)	$835
Reconciling items to consolidated loss from continuing operations before income taxes
Depreciation and amortization				(281)
Interest expense, net				(278)
Merger and acquisition transaction costs				(134)
Stock-based compensation expense				(5,418)
Change in fair value of warrant liability				32,023
Other				(72)
Consolidated income from continuing operations before income taxes				26,675

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) The difference between this significant segment expense and “Sales and marketing” within the Company’s Consolidated Statements of Operations relates to stock-based compensation ($0.03 million) during three months ended September 30, 2026.
(2) The difference between this significant segment expense and “General and administrative” within the Company’s Consolidated Statements of Operations relates to stock-based compensation ($5.4 million) and depreciation ($0.02 million) during three months ended September 30, 2026.

	Nine months ended September 30, 2026
	UAS	ADS	Unallocated Costs	Total
Revenue	$95,459	$—	$—	$95,459
Less:
Cost of revenue	76,993	—	—	76,993
Research and development (1)	181	1,498	—	1,679
Sales and marketing (2)	4,721	32	869	5,622
General and administrative (3)	5,746	1,111	13,858	20,715
Segment Adjusted EBITDA	$7,818	$(2,641)	$(14,727)	$(9,550)
Reconciling items to consolidated loss from continuing operations before income taxes
Depreciation and amortization				(830)
Interest expense, net				(580)
Merger and acquisition transaction costs				(224)
Stock-based compensation expense				(13,866)
Change in fair value of warrant liability				18,989
Other				140
Consolidated loss from continuing operations before income taxes				(5,921)
(1) The difference between this significant segment expense and “Research and development” within the Company’s Consolidated Statements of Operations relates to stock-based compensation ($0.2 million) during nine months ended September 30, 2026.
(2) The difference between this significant segment expense and “Sales and marketing” within the Company’s Consolidated Statements of Operations relates to stock-based compensation ($0.5 million) during nine months ended September 30, 2026.
(3) The difference between this significant segment expense and “General and administrative” within the Company’s Consolidated Statements of Operations stock-based compensation ($13.1 million) and depreciation ($0.1 million) during nine months ended September 30, 2026.

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2025
	Commercial Aviation	Unallocated Costs	Total
Operating expenses
Research and development	$1,449	$—	$1,449
Sales and marketing	847	1,224	2,071
General and administrative(1)	283	9,574	9,857
Other expenses(2)	8	458	466
Total operating expenses	2,587	11,256	13,843
Loss from operations	(2,587)	(11,256)	(13,843)
Other expense	—	1,365	1,365
Net loss from continuing operations before income tax	(2,587)	(9,891)	(12,478)
Income tax expense	—	—	—
Net loss from continuing operations	$(2,587)	$(9,891)	$(12,478)

	Nine Months Ended September 30, 2025
	Commercial Aviation	Unallocated Costs	Total
Operating expenses
Research and development	$3,953	$—	$3,953
Sales and marketing	1,180	2,100	3,280
General and administrative(1)	970	19,157	20,127
Other expenses(2)	24	458	482
Total operating expenses	6,127	21,715	27,842
Loss from operations	(6,127)	(21,715)	(27,842)
Other expense	—	(10,849)	(10,849)
Net loss from continuing operations before income tax	(6,127)	(32,564)	(38,691)
Income tax benefit	—	6	6
Net loss from continuing operations	$(6,127)	$(32,558)	$(38,685)
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

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, warrant liability, line of credit, and notes payable. Cash and cash equivalents, accounts receivable and accounts payable are stated at their respective carrying amounts, which approximate fair value due to their short-term nature. As of September 30, 2026 and December 31, 2025, the Company had no financial instruments that met the definition of cash equivalents outstanding.
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
As of September 30, 2026, the significant assumptions used in the Black-Scholes model were as follows:
•Stock price: $0.82
•Exercise prices: $1.36 – $2.00
•Expected volatility: 140%
•Risk-free interest rate: 4.96% – 4.98%
•Remaining term: 3.5 – 3.96 years
•Dividend yield: —%
Changes in these assumptions could result in a material change in the fair value of the warrant liability.
Fair Value Tables
As of September 30, 2026, the Company did not have any assets measured at fair value on a recurring basis. The Company’s liabilities measured at fair value consisted of the following at September 30, 2026:

	Fair Value as of September 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$24,459	$—	$—	$24,459
Total liabilities	$24,459	$—	$—	$24,459

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below provides a summary of changes in the estimated fair value of the Company’s Level 3 assets and liabilities:

Warrant Liability
Balance at January 1, 2026	$22,561
Pre-funded Warrants issued in connection Series 10 Preferred Stock conversion	24,186
Exercise of Warrants	(3,299)
Change in fair value	(18,989)
Balance at September 30, 2026	$24,459
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

Noalan v. XTI Aerospace, Inc.

On August 28, 2026, a putative securities class action captioned Noalan v. XTI Aerospace, Inc., No. 1:26-cv-07378-JPC-VF, was filed in the U.S. District Court for the Southern District of New York against the Company, its former Chief Executive Officer, and its Chief Financial Officer. The complaint was filed on behalf of a putative class of persons who acquired Company securities between April 15, 2026 and August 17, 2026 and alleges violations of Section 10(b) and

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

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

FCC request for documents

In May 2026, the Federal Communications Commission issued a request for documents to Anzu Robotics LLC under the Communications Act of 1934, inquiring as to whether the Company directly or indirectly marketed within the United States any radio frequency equipment produced in a manner that may be a violation of the Act. The Company responded to the request. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

Legal and Other Contingencies
From time to time, the Company may be involved in legal proceedings, claims and contractual disputes arising in the ordinary course of business. The Company evaluates these matters in accordance with ASC 450, Contingencies, and records liabilities when losses are considered probable and reasonably estimable.

Assessment
The Company is unable to predict the ultimate outcome of these matters and the Company is unable to reasonably estimate the amount of any potential loss, if any. Accordingly, no accrual has been recorded as of September 30, 2026. An adverse outcome in any of these matters could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Note 14 - Net Loss Per Share Attributable to Common Stockholders

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$26,675	$(12,478)	$(5,921)	$(38,685)
Net loss from discontinued operations	(100)	(968)	(4,952)	(8,491)
Net loss	26,575	(13,446)	(10,873)	(47,176)
Less: Net income attributable to noncontrolling interest	573	—	1,149	—
Net loss attributable to XTI Aerospace, Inc.	26,002	(13,446)	(12,022)	(47,176)
Less: Preferred stock dividends	—	—	42	29
Net income (loss) Attributable to Common Stockholders	$26,002	$(13,446)	$(12,064)	$(47,205)

Net income (loss) for basic earnings per share	$26,002	$(13,446)	$(12,064)	$(47,205)
Impact of fair valuation of Warrants	(15,226)	—	—	—
Net income attributable to noncontrolling interest	573	—	—	—
Net income (loss) for diluted earnings per share	$11,349	$(13,446)	$(12,064)	$(47,205)

Net income (loss) per share – basic:
Continuing operations	$0.68	$(0.57)	$(0.19)	$(3.55)
Discontinued operations	$—	$(0.04)	$(0.13)	$(0.78)
Earnings (net loss) per share - basic	$0.68	$(0.61)	$(0.32)	$(4.33)

Weighted Average Shares Outstanding Basic	38,477,789	22,065,141	37,403,649	10,914,152
Effect of dilutive securities:
Warrants	15,319,752	—	—	—
Convertible Preferred Stock	127	—	—	—
Noncontrolling Interest - Class B Units	6,524,576	—	—	—
Total dilutive securities	21,844,455	—	—	—

Weighted-average shares for diluted earnings per share	60,322,244	22,065,141	37,403,649	10,914,152
Net income (loss) per share – diluted:
Continuing operations	$0.19	$(0.57)	$(0.19)	$(3.55)
Discontinued operations	$—	$(0.04)	$(0.13)	$(0.78)
Net income (loss) per share - diluted	$0.19	$(0.61)	$(0.32)	$(4.33)

The following weighted average potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options	19,808,532	2,914,464	18,908,090	1,015,818
Warrants	18,979,892	13,409,149	37,151,459	5,575,262
Convertible Preferred Stock	—	2	310,763	2
Noncontrolling Interest – Class B Units	—	—	6,524,576	—
Total	38,788,424	16,323,615	62,894,888	6,591,082
Note 15 – Income Taxes
The Company recorded a provision for income taxes during the nine months ended September 30, 2026, of $1.3 million, included in results from discontinued operations, related to the Inpixon sale, discussed below. The income tax provision for the three and nine months ended September 30, 2025 was immaterial.
The effective tax rate, inclusive of discrete items, was 0.00% and (0.02)% for the nine months ended September 30, 2026 and 2025, respectively, which was driven by a combination of permanent adjustments related to partnership income, 162(m) compensation limitations, and acquisition costs and a valuation allowance.
The Company evaluated and considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for its deferred tax assets was needed. The deferred tax assets are composed primarily of net operating loss carryforwards. The Company determined that a full valuation allowance against all deferred tax assets was appropriate for the three and nine months period ended September 30, 2026 and September 30, 2025.
Note 16 – Related Parties
Jeremy Schneiderman, CEO of Drone Nerds, an employee of the Company since November 10, 2025, and interim CEO of the Company effective August 17, 2026, also serves as CEO of and has an economic stake in the Sellers. As discussed under Note 8—Debt and Note 9—Capital Structure, the Sellers hold acquisition-related promissory notes issued by the Company and 6,524,576 Class B Units of XTI Drones Holdings, LLC, representing a 16.597% ownership of XTI Drones Holdings, LLC. During the three and nine months ended September 30, 2026, the Company made aggregated principal payments of $0.0 million and $3.5 million, respectively. Additionally, the Company paid interest of $0.1 million and $0.2 million during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026 and December 31, 2025, the principal balance outstanding on the Notes was $4.7 million and $7.9 million, respectively. On November 11, 2026, the Company assumed the Notes from XTI Drones Holdings, LLC and amended and restated them, the Sellers released XTI Drones Holdings, LLC from its obligations under the Notes, and the maturity of the Notes was extended to September 30, 2028. See Note 8—Debt and Note 18—Subsequent Events.

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
The following table presents the results of discontinued operations related to the sale of the Inpixon Business for the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$—	$2,484	$253	$3,569
Cost of revenues	—	1,407	56	1,674
Research and development	—	536	126	1,696
Sales and marketing	—	670	174	1,986
General and administrative	—	790	1,077	1,849
Impairment of goodwill and intangible assets	—	—	—	4,680
Other expense, net	—	48	—	174
Net loss, before tax	—	(967)	(1,180)	(8,490)
Income tax provision	100	1	1,341	1
Loss from discontinued operations, before disposition	$(100)	$(968)	$(2,521)	$(8,491)
Loss on sale of discontinued component	—	—	2,431	—
Net loss from discontinued operations	$(100)	$(968)	$(4,952)	$(8,491)

Net Loss Per Share, Basic:
Discontinued Operations Before Disposition	$—	$(0.04)	$(0.07)	$(0.78)
Loss on Sale of Discontinued Component	$—	$—	$(0.06)	$—
Total Discontinued Operations	$—	$(0.04)	$(0.13)	$(0.78)
Weighted Average Shares Outstanding, Basic	38,477,789	22,065,141	37,403,649	10,914,152

Net Loss Per Share, Diluted:
Discontinued Operations Before Disposition	$—	$(0.04)	$(0.07)	$(0.78)
Loss on Sale of Discontinued Component	$—	$—	$(0.06)	$—
Total Discontinued Operations	$—	$(0.04)	$(0.13)	$(0.78)
Weighted Average Shares Outstanding, Diluted	60,322,244	22,065,141	37,403,649	10,914,152
The estimated fair value of the purchase price received from the Purchaser as of the Closing Date was $4.2 million resulting in a loss on disposal of approximately $0.8 million during the three months ended March 31, 2026, which is included in discontinued operations.
During the three months ended June 30, 2026, the Company recognized an additional $1.6 million of loss on sale of discontinued component related to certain matters associated with the previously disposed business. The adjustment

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
primarily reflects estimates of contractual obligations related to the disposal. The additional loss is included in loss from discontinued operations, net of tax, in the accompanying condensed consolidated statements of operations.

As a result of the sale, the Company expects to owe income taxes in Germany, the Company recorded a tax provision of $1.3 million, included in the loss from discontinued operations, for the nine months ended September 30, 2026.

The following table presents the major classes of cash flows related to discontinued operations of the Inpixon Business (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(144)	$(3,549)
Net cash used in investing activities	(694)	(4)
Net cash provided by (used in) financing activities	—	—
Total	$(838)	$(3,553)

Note 18 - Subsequent Events
Debt Defaults, Restructuring of Seller Notes and Credit Agreement Waiver

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
On November 11, 2026, XTI Drones Holdings assigned to the Company, and the Company assumed, all obligations under the Seller Notes, the holders released XTI Drones Holdings from its obligations under the Seller Notes, and the Company and the holders amended and restated the Seller Notes effective as of June 30, 2026 (the “Restructured Notes”), which ended the waiver period under the Waivers. The Restructured Notes have an aggregate principal amount of $4.7 million, bear interest at 8.5% per annum (or 9.5% per annum if the Company elects, before October 31, 2027, to pay interest in kind), require monthly payments of principal and interest totaling $0.1 million beginning November 30, 2026, and mature on September 30, 2028. The Restructured Notes require prepayments from the net proceeds of certain equity financings of $15.0 million or more and, quarterly, from 30% of the Company’s cash and cash equivalents in excess of $5.0 million, become due in full upon a change of control or the incurrence of new indebtedness without the holders’ consent, and are secured by a security interest in distributions received by the Company that derive from Drone Nerds, LLC. On November 12, 2026, Drone Nerds, LLC, Anzu Robotics, LLC, XTI Drones Holdings and the other loan parties entered into a Waiver and First Amendment to Credit Agreement with JP Morgan, under which JP Morgan waived the events of default resulting

XTI AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
from the Seller Note defaults and certain other events of default under the credit facility, and the parties amended the credit agreement. See Part II, Item 5 of this Quarterly Report for additional information.
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
Valkyrie Note
On October 19, 2026, the Company entered into an agreement to sell $1.0 million of its $2.0 million convertible promissory note receivable from Valkyrie Sciences Holdings LLC to a third party for $1.0 million in cash. In connection with the transaction, the Company agreed to forgive approximately $0.05 million of accrued interest, retain the remaining $1.0 million principal balance plus approximately $0.15 million of accrued interest, and extend the maturity date of its retained note to January 15, 2027.
Evaluation
The Company has evaluated events through the date of this Quarterly Report on Form 10-Q, and determined that there have been no other events that have occurred that would require adjustments to or disclosures in the condensed consolidated financial statements.

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

Recent Strategic Transactions and Operating Profile
During the nine months ended September 30, 2026, the Company continued executing its strategy to build a more focused and financially disciplined business, reducing its cost structure and concentrating resources on its commercial and enterprise drone solutions platform. The Company also ceased investment in its vertical take-off and landing aircraft development activities and took steps to wind down its Advanced Defense Systems (“ADS”) division as it shifts capital and management attention towards its revenue-generating UAS business. The Company launched its UAS platform following the November 2025 acquisition of Drone Nerds, and since then the UAS business has served as the Company’s primary source of revenue.
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
RESULTS OF OPERATIONS
Overview and Comparability Considerations
The Company’s results of operations for the three and nine months ended September 30, 2026 reflect the full period of operations from its UAS platform following the acquisition of Drone Nerds in November 2025, the absence of the Inpixon Business following its disposition in February 2026. The Company acquired Drone Nerds, which forms the UAS segment, in November 2025. As a result, our results for the three and nine months ended September 30, 2026 include UAS operations, while the comparable 2025 periods include none. Period-to-period comparisons are therefore not meaningful or indicative of future performance. The Inpixon Business, which was sold in February 2026, is presented as discontinued operations for all periods and is excluded from the periods presented below.
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
Operating expenses reflect investments in scaling the UAS platform. General and administrative expenses also include public company costs and stock-based compensation, which may vary period to period.
Other income (expense) may be impacted by changes in the fair value of certain financial instruments, interest expense, and other non-operating items, which can introduce variability that is not directly related to core operating performance.
Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025
The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Three Months Ended September 30,
	2026	2025	$	%
(in thousands, except percentages)	Amount	Amount	Change	Change*
Revenues	$35,314	$—	$35,314	**
Cost of revenues	27,637	—	27,637	**
Gross profit	7,677	—	7,677	**
Operating expenses	12,675	13,843	(1,168)	(8%)
Loss from operations	(4,998)	(13,843)	8,845	(64%)
Other income (expense), net	31,673	1,365	30,308	2220%
Provision for income taxes	—	—	—	**
Net income (loss) from continuing operations	$26,675	$(12,478)	$39,153	(314%)
* Comparisons between positive and negative numbers and with a zero are not meaningful.
Revenues
Revenues for the three months ended September 30, 2026 were $35.3 million, reflecting revenue generated by our UAS solutions platform following the acquisition of Drone Nerds in November 2025.
There were no revenues for the three months ended September 30, 2025.
Cost of Revenues and Gross Profit
Cost of revenues for the three months ended September 30, 2026 were $27.6 million, resulting in gross profit of $7.7 million and a gross margin of approximately 22%. The gross margin reflects the product mix and operating model of the UAS distribution and services business, which includes hardware sales, accessories, and related support services. Cost of revenues for the three months ended September 30, 2026 includes a net non-recurring benefit of $2.0 million, comprised of

$2.8 million of refunds of tariffs previously paid in 2025 and 2026, offset by one-time inventory and vendor related adjustments totaling $0.8 million. Without these non-recurring adjustments, gross profit for the current quarter was $5.6 million with a gross margin of approximately 16%. The decline in gross margin from the second quarter ended June 30, 2026 was primarily due to a shift in sales mix toward our larger distribution and key account partners, with this shift expected to continue through the fourth quarter.

There were no revenues or cost of revenues for the three months ended September 30, 2025.
Future gross margin performance will be influenced by product mix, service attachment rates, pricing discipline, vendor cost dynamics, and channel mix.
Operating Expenses
Operating expenses for the three months ended September 30, 2026 were $12.7 million, a decrease of $(1.2) million, or (8%), compared to $13.8 million for the comparable period ended September 30, 2025. Operating expenses for the three months ended September 30, 2026 and 2025 include $5.4 million and $6.4 million of stock-based compensation, respectively.
This decrease was due to decreased research and development spending as the Company wound down the ADS operating segment in the second quarter of 2026. Decreases were offset by expenses incurred at the Drone Nerds business which was acquired in the fourth quarter of 2025 and therefore has no activity reflected in the three months ended September 30, 2025.
Other Income, net
The Company recognized other income, net of $31.7 million for the three months ended September 30, 2026, compared to other income, net of $1.4 million for the three months ended September 30, 2025. Other income, net is primarily comprised of the change in fair value of the warrant liability, for which the Company recorded a gain of $32.0 million for the three months ended September 30, 2026 compared to a gain of $2.2 million for the three months ended September 30, 2025.
Provision for Income Taxes
The provision for income tax for the three months ended September 30, 2026 and 2025 was immaterial. As the Company has a history of recognizing a net taxable loss, the Company records a valuation allowance against substantially all deferred tax assets.
Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025
The following table sets forth selected consolidated financial data and as a percentage of period-over-period change:

	Nine Months Ended September 30,
	2026	2025	$	%
(in thousands, except percentages)	Amount	Amount	Change	Change*
Revenues	$95,459	$—	$95,459	**
Cost of revenues	76,993	—	76,993	**
Gross profit	18,466	—	18,466	**
Operating expenses	42,936	27,842	15,094	54%
Loss from operations	(24,470)	(27,842)	3,372	(12%)
Other expense, net	18,549	(10,849)	29,398	(271%)
Income tax benefit	—	6	(6)	**
Net loss from continuing operations	$(5,921)	$(38,685)	$32,764	(85%)
* Comparisons between positive and negative numbers and with a zero are not meaningful.
Revenues
Revenues for the nine months ended September 30, 2026 were $95.5 million, reflecting revenue generated by our UAS solutions platform following the acquisition of Drone Nerds in November 2025.
There were no revenues for the nine months ended September 30, 2025.

Cost of Revenues and Gross Profit
Cost of revenues for the nine months ended September 30, 2026 were $77.0 million, resulting in gross profit of $18.5 million and a gross margin of approximately 19%. The gross margin reflects the product mix and operating model of the UAS distribution and services business, which includes hardware sales, accessories, and related support services. As noted above, excluding the non-recurring net benefit of $2.0 million recorded during the current quarter, gross profit was $16.4 million with a gross margin of approximately 17%.
There were no revenues or cost of revenues for the nine months ended September 30, 2025.
Future gross margin performance will be influenced by product mix, service attachment rates, pricing discipline, vendor cost dynamics, and channel mix.
Operating Expenses
Operating expenses for the nine months ended September 30, 2026 were $42.9 million, an increase of $15.1 million, or 54%, compared to $27.8 million for the comparable period ended September 30, 2025. Operating expenses for the nine months ended September 30, 2026 and 2025 include $13.9 million and $7.5 million of stock-based compensation, respectively.
This increase was due primarily to increased personnel-related expenses, including stock-based compensation, and operating expenses incurred at the Drone Nerds business which was acquired in the fourth quarter of 2025 and therefore has no activity reflected in the nine months ended September 30, 2025.
Other Income (Expense), net
The Company recognized other income, net of $18.5 million for the nine months ended September 30, 2026, compared to other expense, net of $10.8 million for the nine months ended September 30, 2025. Other income (expense), net is primarily comprised of the change in fair value of the warrant liability, for which the Company recorded a gain of $19.0 million for the nine months ended September 30, 2026 compared to a loss of $3.3 million for the nine months ended September 30, 2025. Other income, net for the nine months ended September 30, 2025 also included $6.6 million of warrant issue expense, compared to $0 in the current period.
Income Tax Benefit
The income tax benefit for the nine months ended September 30, 2026 and 2025 was immaterial. As the Company has a history of recognizing a net taxable loss, the Company records a valuation allowance against substantially all deferred tax assets.
Discontinued Operations
During December 2025, the Company committed to a plan to dispose of its Inpixon Business and initiated a process to identify a buyer. The Company completed the sale of its Inpixon Business on February 3, 2026 for total consideration of approximately $5.5 million. The Inpixon Business is presented as discontinued operations for all periods presented.
Loss from discontinued operations was $0.1 million and $1.0 million for the three months ended September 30, 2026 and 2025. Loss from discontinued operations was $5.0 million and $8.5 million for the nine months ended September 30, 2026 and 2025, respectively. Loss from discontinued operations for the nine months ended September 30, 2026 includes a loss on sale of discontinued component of $2.4 million and $1.3 million in income tax expense related to estimated taxes due in foreign jurisdictions as a result of the sale.
The disposition of the Inpixon Business represents a strategic shift that allows the Company to focus its resources on its core UAS and aerospace development operations.
Unaudited Pro Forma Financial Information (Supplemental)
The Company completed its acquisition of a controlling interest in Drone Nerds on November 10, 2025, as such the consolidated results for the three and nine months ended September 30, 2025 do not include the results of operations. The following unaudited pro forma combined financials present the combined results of operations of the Company and the acquired business as if the acquisition had occurred on January 1, 2025, the beginning of the earliest period presented. The pro forma financial information has been prepared for comparative purposes only and does not necessarily reflect the results of operations that would have occurred had the acquisition been completed on that date, nor is it indicative of future operating results of operations.
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
Pro Forma Non-GAAP Measure
We also present Pro Forma EBITDA, Pro Forma Adjusted EBITDA and Pro Forma Adjusted EBITDA Margin, all non-GAAP measures. Management defines Pro Forma EBITDA as pro forma net loss before interest, income taxes, depreciation and amortization. Pro Forma Adjusted EBITDA is defined as Pro Forma EBITDA further adjusted for certain items including, (i) non-cash stock based compensation expense; (ii) severance and restructuring charges; (iii) changes in fair value of warrant liabilities; and (iv) selected charges that are unusual or non-recurring. Pro Forma Adjusted EBITDA Margin is defined as Pro Forma Adjusted EBITDA as a percentage of pro forma revenue.
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

The following unaudited pro forma combined financial information presents the combined results of operations of the Company and Drone Nerds as if the acquisition had occurred on January 1, 2025:

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Revenues	$35,314	$24,164	$11,150	46%
Cost of revenues	27,637	19,133	8,504	44%
Gross profit	7,677	5,031	2,646	53%
Operating expenses	12,675	17,189	(4,514)	(26)%
Loss from operations	(4,998)	(12,158)	7,160	(59)%
Other expense, net	31,673	1,034	30,639	2963%
Income tax expense	—	—	—	—%
Pro forma net income (loss) from continuing operations	$26,675	$(11,124)	$37,799	(340)%
Reconciliation of Pro Forma EBITDA and Pro Forma Adjusted EBITDA
Pro forma net loss from continuing operations	26,675	(11,124)
Interest expense, net	278	353
Income tax expense	—	—
Depreciation and amortization	281	262
Pro Forma EBITDA	$27,234	$(10,509)	$37,743	(359)%
Change in fair value of warrant liability	(32,023)	(2,151)
Severance and restructuring charges	817	—
Stock-based compensation expense	5,417	6,283
Selected charges that are unusual or non-recurring (1)	134	785
Pro Forma Adjusted EBITDA	$1,579	$(5,592)	$7,171	(128)%

Pro forma Margins:
Gross margin	22%	21%
Pro Forma Adjusted EBITDA Margin	4%	(23)%
(1)Includes warrant issue expense, change in fair value of investment, loss on extinguishment of debt, and other adjustments that management believes are non-recurring.
Interpretation of Pro Forma Results
For the three months ended September 30, 2026, revenue was $35.3 million, a 46% increase from pro forma revenue of $24.2 million in the same period of 2025. The increase reflects management’s efforts to grow the UAS business. During the three months ended September 30, 2026, the Company saw increased sales to its wholesale customers.
Gross profit for the three months ended September 30, 2026 was $7.7 million, or 22% of revenue, compared to pro forma gross profit of $5.0 million, or 21% of revenue, in the same period of 2025. The increase was primarily due to the net non-recurring benefit of $2.0 million recorded in the current quarter, primarily driven by refunds of tariffs previously paid during 2025 and 2026.

Operating expenses for the three months ended September 30, 2026 were $12.7 million, compared to pro forma operating expenses of $17.2 million for the three months ended September 30, 2025. Operating expenses primarily consist of stock-based compensation, personnel expenses, professional fees, and public company costs.
The Company recognized income from continuing operations of $26.7 million for the three months ended September 30, 2026, compared to a pro forma loss from continuing operations of $11.1 million for the three months ended September 30, 2025. Loss from continuing operations includes stock based compensation expense of $5.4 million and a gain on remeasurement of warrant liabilities of $32.0 million for the three months ended September 30, 2026, compared to stock-based compensation expense of $6.3 million and gain on remeasurement of warrant liabilities of $2.2 million for the three months ended September 30, 2025.
Pro Forma EBITDA was $27.2 million and $(10.5) million for the three months ended September 30, 2026 and 2025, respectively, and Pro Forma Adjusted EBITDA was $1.6 million and $(5.6) million for the three months ended September 30, 2026 and 2025. Pro Forma Adjusted EBITDA Margin for the same periods was 4% and (23)%, respectively. The change in these measures is a result of the above-mentioned factors.

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025		$ Change	Change*
Revenues	$95,459	$79,881		$15,578	20%
Cost of revenues	76,993	61,575		15,418	25%
Gross profit	18,466	18,306		160	1%
Operating expenses	42,936	37,979		4,957	13%
Loss from operations	(24,470)	(19,673)		(4,797)	24%
Other expense, net	18,549	(11,989)		30,538	(255)%
Income tax benefit	—	6		(6)	(100)%
Pro forma net loss from continuing operations	$(5,921)	$(31,656)		$25,735	(81)%
Reconciliation of Pro Forma EBITDA and Pro Forma Adjusted EBITDA
Pro forma net loss from continuing operations	(5,921)	(31,656)
Interest expense, net	580	1,434
Income tax benefit	—	(6)
Depreciation and amortization	831	781
Pro Forma EBITDA	$(4,510)	$(29,447)		$24,937	(85)%
Change in fair value of warrant liability	(18,989)	3,280
Severance and restructuring charges	1,171	—
Stock-based compensation expense	13,866	7,362
Selected charges that are unusual or non-recurring (1)	224	7,345	(1)
Pro Forma Adjusted EBITDA	$(8,238)	$(11,460)		$3,222	(28)%

Pro forma Margins:
Gross margin	19%	23%
Pro Forma Adjusted EBITDA Margin	(9)%	(14)%
(1) Includes warrant issue expense, change in fair value of investment, loss on extinguishment of debt, and other adjustments that management believes are non-recurring.
Interpretation of Pro Forma Results
For the nine months ended September 30, 2026, revenue was $95.5 million, up 20% from pro forma revenue of $79.9 million for the same period of 2025. The increase reflects management’s efforts to grow the UAS business. During the nine months ended September 30, 2026 the Company recognized increases in revenue from its wholesale customers and also from its retail and service operation.
Gross profit for the nine months ended September 30, 2026 was $18.5 million, or 19% of revenue, compared to pro forma gross profit of $18.3 million, or 23% of revenue, in the same period of 2025. The decline was primarily due to unusually strong margins in the first half of 2025, when limited product availability from earlier supply constraints allowed the Company to sell inventory at higher margins and focus on higher-margin sales as products became available.

Operating expenses for the nine months ended September 30, 2026 were $42.9 million, compared to pro forma operating expenses of $38.0 million for the nine months ended September 30, 2025. The increase reflects continued investment in personnel and public company costs. The increase was primarily driven by stock-based compensation expense.
The Company recognized a loss from continuing operations of $5.9 million for the nine months ended September 30, 2026, compared to a pro forma loss from continuing operations of $31.7 million for the nine months ended September 30, 2025. Loss from continuing operations includes a $19.0 million gain on the remeasurement of warrant liabilities and stock based compensation expense of $13.9 million for the nine months ended September 30, 2026, compared to a loss on the remeasurement of warrant liabilities of $3.3 million and pro forma stock based compensation expense of $7.4 million, as well as warrant issue expense of $6.6 million for the nine months ended September 30, 2025.
Pro Forma EBITDA was $(4.5) million and $(29.4) million for the nine months ended September 30, 2026 and 2025, respectively, and Pro Forma Adjusted EBITDA was $(8.2) million and $(11.5) million for the nine months ended September 30, 2026 and 2025, respectively. Pro Forma Adjusted EBITDA Margin for the same periods was (9)% and (14)%, respectively. The change in these measures is a result of the above-mentioned factors.
LIQUIDITY AND CAPITAL RESOURCES
Recent Developments
During the nine months ended September 30, 2026:
•The Company received approximately $7.4 million in net proceeds from the exercise of warrants
•The Company completed the disposition of the Inpixon Business in February 2026
•The Company entered into a $20.0 million asset-based revolving credit facility, subject to a borrowing base
•The Company wound down the ADS division in June 2026
Overview
As of September 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of approximately $5.7 million and $16.7 million, respectively, and $5.9 million drawn and $11.9 million of remaining availability on the borrowing base under its credit facility, see Note 8—Debt for further detail on the Company’s credit facility. Additionally, as of September 30, 2026 and December 31, 2025, the Company had working capital, excluding cash, warrant liabilities, obligations under the acquisition-related promissory note and revolving credit facility, and current assets and liabilities of discontinued operations, of approximately $20.9 million and $16.1 million as of September 30, 2026 and December 31, 2025, respectively. The primary increases in working capital were due to a $2.4 million increase in inventory and a $3.0 million decrease in accounts payable and other current liabilities. Other changes include increases in prepaid and other current assets, as well as a decrease in accounts receivable and a decrease in customer deposits.
Cash on hand decreased $10.5 million during the nine months ended September 30, 2026, as a result of negative cash flows from operations of $19.0 million offset by cash flows from financing of $9.4 million.
The Company has a history of operating losses and negative cash flows from operations. Additionally, as of September 30, 2026, the Company’s obligations include $4.7 million of debt (See Note 8 – Debt), operating lease liabilities of approximately $1.4 million, including approximately $0.6 million that is expected to be paid in the next twelve months, and $5.9 million drawn on its credit facility, which matures on February 11, 2029.
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
Management’s plans to address these capital requirements include implementing cost optimization measures, including the wind-down of the ADS division; renegotiating vendor contract terms; and pursuing additional debt or equity financing. There can be no assurance that these plans will be successfully implemented or that they will alleviate the substantial doubt about the Company’s ability to continue as a going concern. In November 2026, the Company also restructured the Seller Notes and obtained a waiver and amendment of the Credit Agreement, as described below under “Subsequent Defaults.”

Credit Facility
In February 2026, the Company entered into a secured asset-based revolving credit facility providing for borrowings of up to $20.0 million, subject to a borrowing base of eligible accounts receivable and inventory. The facility matures on February 11, 2029 and is intended to support working capital and general corporate purposes. As of September 30, 2026, the borrowing base was calculated to be $18.7 million, and the Company had $5.9 million outstanding and a letter of credit in the amount of $0.8 million, with approximately $11.9 million of remaining availability.

On November 12, 2026, the lender waived the events of default under the Credit Agreement described below under “Subsequent Defaults.” Distributions from Drone Nerds to the Company remain subject to the payment conditions under the Credit Agreement, which require, among other things, availability of at least 25% of the revolving commitment and a fixed charge coverage ratio of at least 1.25 to 1.00.
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
Subsequent Defaults

On September 30, 2026, XTI Drones Holdings did not make scheduled principal payments under the Seller Notes totaling $1.5 million, together with accrued interest, that were due on September 30, 2026, and events of default occurred under the Seller Notes on October 11, 2026, following the expiration of the ten-day grace period. On October 16, 2026, XTI Drones Holdings entered into Limited Waiver Agreements (the “Waivers”) with The Origin Group DN, Inc. and The Origin Group AZ, Inc., the holders of the Seller Notes, entities in which our Interim Chief Executive Officer has an economic interest. Under the Waivers, the Holders agreed, during a waiver period that began on September 30, 2026, not to accelerate the Seller Notes, charge default interest, charge costs of collection or exercise other remedies as a result of the missed payments, and agreed that nonpayment of the balance due at maturity on November 10, 2026 will not constitute an event of default during the waiver period. The waiver period ends on the earliest of (i) the execution of definitive documents restructuring the Seller Notes, (ii) the tenth day after either party notifies the other in writing that it is ending restructuring negotiations and (iii) December 31, 2026. If the waiver period ends without a restructuring, an event of default will be deemed to exist, and the missed installments and the remaining balance of the Seller Notes (approximately $4.5 million of principal in the aggregate), together with accrued interest, which will have accrued at the default rate of 9.25% per annum from October 10, 2026, will become due on the last day of the waiver period. On November 11, 2026, the Company assumed the Seller Notes from XTI Drones Holdings and amended and restated them, which ended the waiver period. The restructured Seller Notes have an aggregate principal amount of approximately $4.7 million, bear interest at 8.5% per annum, require monthly payments of principal and interest of approximately $95,500 beginning November 30, 2026, and mature on September 30, 2028. They also require prepayments from certain equity financings and from excess cash, and become due in full upon a change of control or the incurrence of new indebtedness without the holders’ consent. On November 12, 2026, JP Morgan waived the events of default under the credit facility resulting from the Seller Note defaults and certain other events of default, and the parties amended the Credit Agreement. See Part II, Item 5 of this Quarterly Report. In addition, on October 5, 2026, we paid $1.9 million to the former owners of Drone Nerds in respect of customs tariff refunds. As of September 30, 2026, we had cash of approximately $5.7 million.

Cash Requirements
Contractual Obligations and Commitments
The Company’s contractual obligations consist primarily of short-term debt, the acquisition-related promissory notes, operating lease liabilities, and vendor commitments incurred in the ordinary course of business.
As of September 30, 2026, the Company had acquisition-related promissory note obligations of $0.7 million, representing scheduled principal payments due within one year, and $5.9 million drawn on its credit facility, which matures on February 11, 2029. Additionally, as of September 30, 2026, total operating lease liabilities were approximately $1.4 million, of which approximately $0.6 million is expected to be paid in the next twelve months.
The Company also maintains customary vendor purchase commitments associated with inventory procurement and operating agreements within its Drone Nerds distribution business. These commitments are generally short-term in nature and consistent with normal operating requirements.

Customer Deposits
As of September 30, 2026, customer deposits totaled approximately $2.7 million. Customer deposits consist of (i) refundable and conditional deposits received in connection with aircraft pre-orders and (ii) advance payments received in the ordinary course of business from customers of the Drone Nerds distribution operations. If a significant number of customers request refunds, it could adversely impact liquidity.
Deposits received in the Drone Nerds business are typically short-term in nature and relate to standard commercial sales arrangements, including advance payments for inventory orders. These deposits are recognized as revenue upon transfer of control of the related goods.
Potential Additional Funding Sources
As of September 30, 2026, the Company had approximately 21 million outstanding warrants with an exercise price ranging from $1.36 to $2.19 per share. If fully exercised for cash, these warrants would provide aggregate gross proceeds of approximately $41.9 million; however, exercise is at the discretion of the holders and dependent on market conditions. These amounts exclude prefunded warrants and warrants that management does not expect to be redeemed due to the exercise price. During the nine months ended September 30, 2026, certain warrant holders exercised warrants, resulting in net proceeds of approximately $7.4 million. The timing and extent of any future warrant exercises are not within the Company’s control.
Historical Cash Flows
The Company’s net cash flows used in operating, investing and financing activities and certain balances as of balances are as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(19,003)	$(30,356)
Net cash used in investing activities	(922)	(126)
Net cash provided by financing activities	9,362	58,568
Effect of foreign exchange rate changes on cash	20	7
Net (decrease) increase in cash and cash equivalents	$(10,543)	$28,093

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$5,657	$16,696
Working capital (deficit)	$(4,551)	$4,220
Adjusted Working Capital (1)	$20,905	$16,093
(1) The Company defines Adjusted Working Capital as current assets, excluding cash and current assets of discontinued operations, minus current liabilities, excluding warrant liabilities, acquisition-related promissory note-related party, asset-based revolving line of credit, and current liabilities of discontinued operations.
Operating Activities for the nine months ended September 30, 2026
Net cash used in operating activities was approximately $19.0 million for the nine months ended September 30, 2026.
Included in operating cash flows for the nine months ended September 30, 2026 is approximately $0.1 million of cash used in operating activities related to discontinued operations (Inpixon Business). Excluding discontinued operations, net cash used in operating activities from continuing operations was approximately $18.9 million. Additional information regarding cash flows from discontinued operations is included in Note 17 – Discontinued Operations.
Cash used in operating activities during the nine months ended September 30, 2026 was primarily driven by the Company’s consolidated net loss of $10.9 million and adjustments for non-cash items of approximately $2.7 million and changes in working capital resulting in a net use of cash of approximately $5.5 million. The largest cash operating expenses include costs of goods sold and personnel related costs. The changes in working capital are primarily driven by increases in inventory and prepaid and other current assets, as well as a reduction in accounts payable, and decrease in customer deposits. The quarter’s working capital activity reflects the integration of the Drone Nerds acquisition in the fourth quarter.

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
Operating Activities for the nine months ended September 30, 2025
Net cash used in operating activities for the nine months ended September 30, 2025 was approximately $30.4 million, primarily driven by the Company’s net loss and changes in working capital. Included in operating cash flows for the nine months ended September 30, 2025 is approximately $3.5 million of cash used in operating activities related to discontinued operations. Excluding discontinued operations, net cash used in operating activities from continuing operations was approximately $26.9 million.
Cash used in operating activities during nine months ended September 30, 2025 was primarily driven by the Company’s consolidated net loss of $47.2 million, adjustments for non-cash items of approximately $23.1 million and changes in working capital resulting in a net use of cash of approximately $6.2 million. The largest cash operating expenses for the nine months ended September 30, 2025 were professional services, personnel related costs, and legal fees. The increase in working capital was primarily driven by a decrease in accrued liabilities, related to transaction and employee bonuses and consulting fees, and accounts payable.
Cash Flows from Investing Activities for the nine months ended September 30, 2026 and 2025
Net cash flows used in investing activities during the nine months ended September 30, 2026 was approximately $922,000, which included 694,000 cash used in investing activity from discontinued operations.
Net cash flows used in investing activities during the nine months ended September 30, 2025 was approximately $126,000.
Cash Flows from Financing Activities for the nine months ended September 30, 2026 and 2025
Net cash flows from financing activities during the nine months ended September 30, 2026 was approximately $9.4 million. During the nine months ended September 30, 2026, the Company received incoming cash flows of $7.4 million from the exercise of warrants, net of commission and advisory fees, and had net borrowings on its credit facility of $5.9 million, offset by $3.5 million of principal paid on the promissory note entered into in connection with the Drone Nerds Acquisition and $0.6 million of debt issuance costs associated with the credit facility.
Net cash flows from financing activities during the nine months ended September 30, 2025 was approximately $58.6 million. During the nine months ended September 30, 2025, the Company received incoming cash flows of $57.1 million from the sale of common stock and warrants via two public offerings, $4.1 million from the exercise of warrants, and $1.7 million from the now expired ATM. During the nine months ended September 30, 2025, the Company paid $2.8 million to fully settle two outstanding promissory note obligations and $1.4 million to redeem the remaining outstanding Series 9 Preferred Stock.
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
We conducted an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We are subject to various risks and uncertainties that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock and other securities is speculative and involves a high degree of risk. In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026, which report is incorporated by reference herein, all of which could materially affect our business, financial condition and future results. The risk factors set forth below update and supplement the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.

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
Risks Related to Our Financial Condition, Liquidity and Capital Resources
We have a history of operating losses and negative cash flow, there is substantial doubt about our ability to continue as a going concern, and failure to improve our financial condition could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We have a history of operating losses and may continue to generate negative cash flows from operations. We incurred losses from operations of $24.5 million and $27.8 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, net cash used in operating activities was $19.0 million. Although we reported net income for the three months ended September 30, 2026, that result was primarily attributable to a non-cash gain of $32.0 million from the change in fair value of our warrant liability and is not indicative of our operating performance or cash flows. We will likely require additional liquidity to meet our obligations and support our operations over the next year, and management has concluded that substantial doubt exists about our ability to continue as a going concern for a period of one year from the issuance date of the condensed consolidated financial statements included in this Quarterly Report. We cannot assure you that available cash on hand and cash generated from operations will be sufficient to continue to fund our operations.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our ability to maintain adequate cash on hand and our ability to generate cash flow from operations (including, but not limited to, our ability to grow our revenues amid challenges stemming from changes in regulatory requirements for and tariffs levied on unmanned systems).
If our financial condition does not improve organically and if we are unable to obtain adequate additional financing to meet our liquidity needs or consummate other appropriate strategic alternatives, we may need to seek relief from other covenants and restrictions on distributions of funds under the Credit Agreement. See “—We recently restructured the Seller Notes following payment defaults, and the terms of the restructured Seller Notes and our credit facility could restrict our ability to raise capital and adversely affect our liquidity and our ability to continue as a going concern” below. In the event additional financing or covenant relief is required in the future, we may be required to pay additional fees to our creditors and/or agree to additional covenants that limit our ability to engage in specified types of transactions. There can be no assurance that additional financing and/or covenant relief will be available in the future on acceptable terms, or at all. Failure to improve our financial condition and/or failure to obtain covenant relief from our creditors in the future may require us to delay, limit or curtail our operations or otherwise impede our business strategy, which may have a material adverse effect on our business, financial condition, results of operations and liquidity and our ability to continue as a going concern.

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
We expect to fund potential acquisitions through a combination of debt financing, which may include borrowings under our existing asset-based revolving credit facility or new credit facilities, seller financing, and the issuance of our common stock or other equity or equity-linked securities, including equity interests in our subsidiaries. Our ability to finance acquisitions may be constrained by the covenants in the Seller Notes and the Credit Agreement, which limit our ability to incur additional indebtedness and make investments, and by the substantial doubt about our ability to continue as a going concern, and we may be unable to pursue acquisitions. Any acquisition financed in whole or in part with equity securities could result in dilution to our existing stockholders. Acquisition-related indebtedness could reduce our available working capital and financial flexibility. See risk factor “— We may not be able to successfully integrate the business and operations of Drone Nerds or other entities that we have acquired or may acquire in the future” in the Company’s annual report on Form 10-K as filed with the SEC on April 15, 2026, for additional risks related to the integration of acquired businesses.

In connection with the disposition of our Inpixon Business, we received consideration in the form of a note receivable that is subject to forgiveness provisions and an Unwind Option, and we may not collect the full amount of the note receivable.
On February 3, 2026, we completed the disposition of our former Industrial IoT / Real-Time Location Systems operations (the “Inpixon Business”) for a purchase price of EUR 4,640,000 (approximately $5.5 million), payable over time and bearing interest at 5% per annum. We recorded the note receivable at an estimated fair value of approximately $4.2 million as of the closing date, and its carrying value was approximately $4.4 million as of September 30, 2026.

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
Risks Related to Our Commercial Drone Solutions Division (UAS Business)
We have ceased investment in our TriFan 600 aircraft program and wound down our ADS division, and our business and results of operations now depend substantially on our UAS distribution and services business.

During 2026, we ceased investment in our TriFan 600 vertical take-off and landing aircraft development program and, in June 2026, paused all spending on, and implemented a reduction in force within, our ADS division. As a result, substantially all of our revenue is generated by our UAS business conducted through Drone Nerds, which principally distributes, configures and services drones and related products manufactured by third parties, including foreign manufacturers. Our dependence on a single line of business increases our exposure to the risks affecting the UAS industry described in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025, including regulatory restrictions on foreign-manufactured drones and components, tariffs, supplier concentration and state and federal investigations relating to the marketing and sale of drone products.

The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025 relating to our ADS division and the TriFan 600 program, including those relating to government contracting, defense procurement and security clearances, should be read in light of these developments. We may incur additional costs in connection with the wind-down of these programs, including severance, contract termination and facility costs, and may be required to record impairment or other charges with respect to related assets.

New or increased tariffs or other trade restrictions on imported unmanned aircraft systems and related components could adversely affect our business, financial condition and results of operations.
The United States government has initiated trade measures and national security reviews under Section 232 of the Trade Expansion Act of 1962, as amended, relating to imports of unmanned aircraft systems ("UAS"), commonly referred to as drones, and certain related components. Tariffs imposed under Section 232 on UAS and certain related components took effect on September 3, 2026, and these tariffs, as well as other existing or potential tariffs and/or duties, import restrictions and changes in U.S. trade policy, could increase the costs of products and components used in our operations and create additional uncertainty regarding our supply chain.

We rely on foreign suppliers for certain drones, components, materials and equipment used in our products and operations. The imposition of additional tariffs, expansion of existing tariffs or implementation of other import restrictions on UAS and related components could increase our procurement and manufacturing costs, disrupt established supply arrangements, limit the availability of certain products or components and result in longer lead times. We may be unable to fully mitigate these impacts through alternative sourcing arrangements, operational efficiencies or increases in the prices charged to our customers.

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
For example, we are currently involved in litigation relating to the XTI Merger. On December 6, 2023, Xeriant, Inc. (“Xeriant”) filed a complaint in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) against Legacy XTI, two unnamed entities, and five unnamed individuals. Xeriant alleges that Legacy XTI breached several agreements with Xeriant, including a Joint Venture Agreement dated May 31, 2021, a cross-patent license agreement, an operating agreement, and a letter dated May 17, 2022, which Xeriant claims arose from its introduction of Legacy XTI to a Nasdaq-listed company as a potential acquirer. Xeriant further alleges that it provided intellectual property, expertise, and capital in connection with Legacy XTI’s TriFan 600 aircraft and was improperly excluded from a subsequent transaction involving the TriFan 600 technology as part of Legacy XTI’s merger with the Company. Xeriant asserts causes of action for breach of contract, fraud, unjust enrichment, and misappropriation of confidential information. While the Company continues to believe the allegations against Legacy XTI are meritless, the litigation may continue to result in significant costs and divert management’s attention. On December 9, 2025, Xeriant filed a Third Amended Complaint, voluntarily non-suiting five counts from the prior complaint, revising its damages demand to an unspecified amount and asserting breach of contract and fraud claims, while no longer asserting separate counts for unjust enrichment or misappropriation of confidential information. On December 23, 2025, Legacy XTI filed its Answer, Affirmative Defenses, and Counterclaims in response to the Third Amended Complaint. Discovery has concluded and both sides have filed summary judgment motions, which remain pending. The outcome of the litigation cannot presently be predicted, and any adverse determination could have a material impact on the Company.

In connection with the litigation matter described in the immediately preceding paragraph, on June 12, 2024, the Company received correspondence from legal counsel for Auctus Fund, LLC (“Auctus”), dated April 3, 2024, asserting that the Company and/or Legacy XTI may have assumed Xeriant’s obligations under a Senior Secured Promissory Note (the “Note”) issued by Xeriant to Auctus in the original principal amount of $6,050,000, pursuant to a letter agreement dated May 17, 2022, between Xeriant and Legacy XTI (the “May 17 letter”). Auctus claimed that the outstanding amount due under the Note, including accrued interest, was $8,435,008.81 as of April 3, 2024. In July 2024, Legacy XTI responded to Auctus’s claims, asserting that the May 17 letter is invalid and unenforceable on multiple grounds. Legacy XTI further stated that, even if the May 17 letter were enforceable, it did not create or trigger any obligation for Legacy XTI to assume Xeriant’s debt under the Note or otherwise. On May 13, 2025, Auctus filed a lawsuit against Legacy XTI in the District Court of Arapahoe County, Colorado, asserting a single claim for breach of contract based on its prior allegations. Auctus contends that Legacy XTI is contractually obligated to repay nearly $9 million in principal and accrued interest, based on Legacy XTI’s entry into a loan agreement with Legacy Inpixon in March 2023 and its subsequent merger with Legacy Inpixon in March 2024. On June 25, 2025, Legacy XTI filed a motion to dismiss or, in the alternative, to stay the proceedings pending resolution of the Xeriant litigation. Legacy XTI’s motion asserts that Auctus’ complaint should be dismissed: (i) for lack of standing, because Auctus is neither a party to, nor a third-party beneficiary of, the May 17 letter; (ii) for failure of a condition precedent, because no obligation ever arose in that the alleged triggering condition—a business combination involving Legacy XTI and Legacy Inpixon did not occur within the required one-year time frame; (iii) for lack of valid assignment, because Xeriant’s unilateral assignment of debt to Legacy XTI is void because the underlying Note prohibits assignment without Auctus’s prior written consent, which is not alleged. On August 5, 2025, Auctus filed a response arguing that it was an intended third-party beneficiary of the May 17 letter, that the anti-assignment clause does not bar its claims, and that the request for a stay is unwarranted because the Xeriant litigation involves different parties and broader claims. On September 12, 2025, Legacy XTI filed a Reply Brief reinforcing that Auctus lacks standing, that no obligation ever arose under the May 17 Letter because no qualifying transaction occurred within its one-year term, and that any purported transfer of debt is void under the Note’s anti-assignment clause. The Reply also emphasized that the enforceability of the May 17 Letter is already before the S.D.N.Y. and urged dismissal or a stay to avoid inconsistent rulings. On October 2, 2025, Legacy XTI filed a Notice of Supplemental Authority submitting the September 23, 2025 Order of the S.D.N.Y., which denied Xeriant’s motion to dismiss Legacy XTI’s counterclaims and held that Legacy XTI had plausibly alleged that the May 17 Letter expired by its terms and is unenforceable. Legacy XTI asserted that the S.D.N.Y. ruling directly supports dismissal or a stay because it confirms that the same alleged contract and issues raised by Auctus are already being adjudicated in the federal case. On November 7, 2025, the court denied Legacy XTI’s motion to dismiss or, in the alternative, stay the proceedings. The court held that, when viewing the allegations in the light most favorable to Auctus, the complaint plausibly stated claims for relief under Colorado’s notice-pleading standard. The court further denied Legacy XTI’s alternative request for a stay, reasoning that the parties were not identical to those in the federal action and therefore comity and judicial economy did not warrant a stay. The court nonetheless directed the parties to update it regarding the outcome of the federal case to the extent it may be dispositive of overlapping issues. On November 21, 2025, Legacy XTI filed its Answer and Affirmative Defenses to the Complaint. The parties completed discovery, and trial was originally scheduled for November 16, 2026. However, on October 23, 2026 the Colorado District Court granted the Company’s motion to stay the litigation pending the resolution of the Xeriant case, the result of which is the November 16 , 2026 trial is no longer proceeding as scheduled. The Company will continue to vigorously defend against the claims but cannot predict the timing or outcome of the proceedings or estimate any potential exposure.

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

In April 2026, the State of Florida issued a subpoena to Anzu pursuant to the Florida Deceptive and Unfair Trade Practices Act in connection with the marketing and sale of certain drone products. Anzu responded to the subpoena. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

In May 2026, the Federal Communications Commission issued a request for documents to Anzu Robotics LLC under the Communications Act of 1934, inquiring as to whether Anzu directly or indirectly marketed within the United States any radio frequency equipment produced in a manner that may be a violation of the Act. Anzu responded to the request. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

On August 28, 2026, a putative securities class action captioned Noalan v. XTI Aerospace, Inc., No. 1:26-cv-07378-JPC-VF, was filed in the U.S. District Court for the Southern District of New York against the Company, its former Chief Executive Officer, and its Chief Financial Officer. The complaint was filed on behalf of a putative class of persons who acquired Company securities between April 15, 2026 and August 17, 2026 and alleges violations of Section 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

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

In October 2026, a patent infringement case captioned Arbor Systems LLC v. XTI Aerospace, Inc., No. 1:26-cv-05370, was filed in the U.S. District Court for the District of Colorado against the Company. The complaint was filed by an entity claiming that the Company infringes U.S. Patent No. 12,197,178, entitled 'Air transportation systems and methods,' issued January 14, 2025. The Company cannot at this time predict the outcome of this matter or reasonably estimate a range of potential loss, if any.

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

We recently experienced significant changes in our senior leadership, and our Chief Executive Officer is serving on an interim basis.

On August 17, 2026, Scott Pomeroy resigned as our Chairman and Chief Executive Officer, and our Board of Directors appointed Jeremy Schneiderman, the chief executive officer of Drone Nerds, as Interim Chief Executive Officer. In October 2026, our Board of Directors appointed Dr. Allan Evans as Chairman. In July 2026, a committee of independent directors of our Board of Directors, represented by independent counsel, initiated an internal review of matters relating to our former Chief Executive Officer and related corporate governance matters. The committee completed its review in October 2026, and the review did not identify any misstatement of our financial statements. The internal review delayed the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which resulted in our noncompliance with Nasdaq’s periodic filing requirement, and we incurred significant professional fees in connection with the review.

Leadership transitions can be difficult to manage, may cause uncertainty among our employees, customers, suppliers, lenders and investors, and may disrupt the execution of our business strategy. We have not appointed a permanent Chief Executive Officer, and we cannot predict when we will do so. In addition, matters relating to the internal review or our former Chief Executive Officer could result in litigation, regulatory inquiries, adverse publicity or additional costs, and could divert the attention of management and our Board of Directors.

Our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 resulted in noncompliance with Nasdaq’s continued listing requirements, and a failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

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

The delay resulted primarily from the internal review conducted by a committee of independent directors of our Board of Directors described above. We filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 on October 20, 2026. On October 21, 2026, we received a letter from Nasdaq confirming that we had regained compliance with Nasdaq Listing Rule 5250(c)(1). If we fail to maintain compliance with Nasdaq’s continued listing requirements, our common stock could be subject to delisting, which could adversely affect the liquidity and market price of our common stock and our ability to raise capital.

Our stockholders’ equity is subject to significant volatility as a result of changes in the fair value of our warrant liability, and if we do not satisfy Nasdaq’s stockholders’ equity requirement or an alternative standard, our common stock could be delisted.

Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million (the “Stockholders’ Equity Requirement”). The alternatives are a market value of listed securities of at least $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. Our stockholders’ equity is significantly affected by changes in the fair value of our liability-classified warrants, which are remeasured each reporting period and depend in part on the price of our common stock. For example, our total stockholders’ equity was $5.8 million million as of September 30, 2026, which reflected a non-cash gain of $32.0 million from the change in fair value of our warrant liability during the three months ended September 30, 2026. Increases in the fair value of our warrant liability, including as a result of increases in the price of our common stock, could cause our stockholders’ equity to fall below $2.5 million, and the market value of our listed securities may fluctuate significantly with the price of our common stock.

If we were to receive a deficiency notice from Nasdaq with respect to the Stockholders’ Equity Requirement, Nasdaq generally permits a company 45 calendar days to submit a plan to regain compliance and, if it accepts the plan, may grant an extension of up to 180 calendar days from the date of the notice. However, if Nasdaq were to initiate delisting proceedings with respect to our common stock for any reason, it may consider any other deficiency in the same proceeding rather than providing a separate compliance period. Regaining compliance may require us to complete one or more equity financings, which could be highly dilutive to our stockholders. Changes in the fair value of our warrant liabilities, which depend in part on our stock price, could also make it more difficult to regain or maintain compliance. There can be no assurance that we will maintain compliance with the Stockholders’ Equity Requirement or, if necessary, regain compliance within any period Nasdaq provides. If we do not, our common stock could be delisted, with the consequences described in the following risk factor.

Because we did not timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, we are not eligible to file new registration statements on Form S-3 and will be unable to use our existing registration statements on Form S-3 after we file our next Annual Report on Form 10-K, which may make it more difficult and costly for us to raise capital.

Form S-3 permits eligible issuers to register securities, including for shelf offerings and at-the-market offerings, by incorporating by reference their periodic reports filed with the SEC. To file a registration statement on Form S-3, an issuer must, among other things, have timely filed all reports required under the Exchange Act during the preceding twelve calendar months, and an issuer’s eligibility is reassessed when it files its Annual Report on Form 10-K, which updates its effective registration statements for purposes of Section 10(a)(3) of the Securities Act. Because we did not file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 until October 20, 2026, after its due date, we will not be eligible to file a new registration statement on Form S-3 until September 1, 2027, assuming we timely file all required periodic reports until then. Although we may continue to use our existing effective registration statements on Form S-3, including those covering the resale of shares of our common stock and shares issuable upon exercise of certain outstanding warrants, until we file our Annual Report on Form 10-K for the year ending December 31, 2026, we will not be able to use them after that filing until we again satisfy the eligibility requirements.

After we file that Annual Report on Form 10-K, and until we regain eligibility, any registered offering of our securities would need to be made on Form S-1, which is more time-consuming and costly to prepare and keep current, or our capital raising may be limited to private placements, which may require us to issue securities at a greater discount or on less favorable terms. If an effective registration statement covering the shares issuable upon exercise of our outstanding warrants is not available, holders may exercise their warrants on a cashless basis, in which case we would not receive cash proceeds from those exercises. These limitations arise at a time when, as described above, there is substantial doubt about our ability to continue as a going concern and we will likely require additional liquidity over the next year. Our inability to use Form S-3 could delay or prevent us from raising capital on acceptable terms, or at all, which could have a material adverse effect on our liquidity, financial condition and results of operations.

Our common stock has recently traded below $1.00 per share, and because of our prior reverse stock split, we would not be eligible for any compliance period if we fail to satisfy Nasdaq’s minimum bid price requirement, in which case our common stock could be suspended and delisted from Nasdaq

Our common stock is listed on The Nasdaq Capital Market under the symbol “XTIA.” Nasdaq Listing Rule 5550(a)(2) requires that our common stock maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”). A company fails this requirement if its closing bid price is below $1.00 for 30 consecutive business days.

Our common stock has recently traded below $1.00 per share. If the closing bid price of our common stock is below $1.00 for 30 consecutive business days, we would not satisfy the Minimum Bid Price Requirement. Because we effected a 1-for-250 reverse stock split on January 10, 2025, we have effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, and Nasdaq Listing Rule 5810(c)(3)(A)(iv) therefore makes us ineligible for the automatic 180-day compliance period Nasdaq generally provides if we become deficient prior to the expiration of such two-year period, and Nasdaq would instead issue a delisting determination. Our only recourse would be to request a hearing before a Nasdaq Hearings Panel, which may grant an exception of up to 180 days but is not required to do so.

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

We recently restructured the Seller Notes following payment defaults, and the terms of the restructured Seller Notes and our credit facility could restrict our ability to raise capital and adversely affect our liquidity and our ability to continue as a going concern.

On September 30, 2026, our subsidiary XTI Drones Holdings, LLC failed to make scheduled principal payments totaling $1.5 million, together with accrued interest, on the Seller Notes issued in connection with the Drone Nerds acquisition, which resulted in events of default under the Seller Notes on October 11, 2026 and cross-defaults under our Credit Agreement with JPMorgan Chase Bank, N.A. On October 16, 2026, the holders of the Seller Notes temporarily waived these events of default. On November 11, 2026, XTI Drones Holdings assigned its obligations under the Seller Notes to the Company, the Company assumed those obligations and the holders released XTI Drones Holdings, and the Company and the holders amended and restated the Seller Notes. The restructured Seller Notes have an aggregate principal amount of approximately $4.7 million, bear interest at 8.5% per annum from June 30, 2026, require aggregate monthly payments of principal and interest of approximately $95,500 beginning November 30, 2026, and mature on September 30, 2028, when all remaining principal and accrued interest will be due. We may elect, before October 31, 2027, to pay interest in kind, in which case the interest rate will increase to 9.5% per annum. The restructured Seller Notes are secured by a first-priority security interest in distributions received by the Company that derive from Drone Nerds. On November 12, 2026, Drone Nerds, Anzu and the other loan parties entered into a waiver and first amendment to the Credit Agreement, under which JPMorgan waived the events of default resulting from the Seller Note defaults and certain other events of default.

The restructured Seller Notes contain terms that could significantly limit our financial flexibility. The full outstanding balance will become due upon a change of control of the Company, XTI Drones Holdings or Drone Nerds, or if the Company, XTI Drones Holdings or any of their subsidiaries or affiliates incurs any new indebtedness or refinances the

Credit Agreement with a larger facility, unless the holders consent and the new indebtedness is subordinated on terms acceptable to them. If we receive net proceeds of $15 million or more from the sale of equity or equity-linked securities, other than in an at-the-market offering, we must use a portion of the proceeds to prepay the restructured Seller Notes, ranging from 10% of the net proceeds to repayment in full if the net proceeds exceed $35 million. We must also prepay, within 15 days after the end of each calendar quarter beginning with the quarter ending December 31, 2026, an amount equal to 30% of our cash and cash equivalents in excess of $5.0 million. In addition, we must cause distributions from Drone Nerds to be paid to the Company and apply them first to amounts then due under the restructured Seller Notes, and we may not make severance, settlement or separation payments to current or former executives unless we are in compliance with our obligations under the restructured Seller Notes. These provisions could reduce the cash available to fund our operations, make it more difficult or costly to obtain additional debt or equity financing, and limit our ability to pursue acquisitions or other strategic transactions.

The Credit Agreement, as amended, remains subject to a borrowing base, a minimum fixed charge coverage ratio, reporting requirements and other covenants, and collections of Drone Nerds and Anzu are swept to repay amounts outstanding under the Credit Agreement pursuant to a cash dominion arrangement. Distributions from Drone Nerds to the Company, which we expect to be a primary source of funds to service the restructured Seller Notes, are restricted payments under the Credit Agreement and generally may be made only if no default exists and the borrowers maintain availability of at least 25% of the revolving commitment and a fixed charge coverage ratio of at least 1.25 to 1.00. If these conditions are not met, we would need to fund payments on the restructured Seller Notes from other sources, which may not be available. In addition, a temporary increase in the borrowing base concentration limit for receivables owed by a significant customer expires on December 31, 2026, which could reduce availability under the Credit Agreement. JPMorgan’s waiver was limited to the specified events of default, and JPMorgan reserved all of its other rights and remedies. If we fail to make required payments or to comply with the covenants under the restructured Seller Notes or the Credit Agreement, the holders or JPMorgan could declare events of default and, subject to the terms of those agreements, accelerate amounts outstanding, and JPMorgan could stop making advances and enforce its security interest in substantially all of the assets of Drone Nerds and Anzu. We may not have sufficient liquidity to repay any accelerated indebtedness, and any such default could have a material adverse effect on our liquidity, financial condition and ability to continue as a going concern.

Our Interim Chief Executive Officer has interests in the holders of our Seller Notes that may conflict with the interests of our stockholders.

Jeremy Schneiderman, our Interim Chief Executive Officer, who also serves as chief executive officer of Drone Nerds, is the chief executive officer of, and has an economic interest in, The Origin Group DN, Inc. and The Origin Group AZ, Inc. (the “Sellers”), which hold the Seller Notes and 6,524,576 Class B Units of XTI Drones Holdings, LLC. On November 11, 2026, the Company assumed the Seller Notes and amended and restated them with the Sellers. As part of that transaction, the Sellers released XTI Drones Holdings, in which they hold the Class B Units, from its obligations under the Seller Notes, and the restructured Seller Notes require prepayments from our equity financings and excess cash and restrict our ability to incur other indebtedness without the Sellers’ consent. The Sellers’ interests as creditors of the Company, including in connection with any consent, amendment, waiver or future default under the restructured Seller Notes, may differ from those of our stockholders. In addition, under the purchase agreement for the Drone Nerds acquisition, XTI Drones Holdings is required to remit to the former owners of Drone Nerds certain customs tariff refunds attributable to periods before the acquisition. On October 5, 2026, we paid $1.9 million of such refunds to the former owners, and we expect additional refunds to become payable to them in future periods. Mr. Schneiderman’s interests in these matters may differ from, or conflict with, the interests of the Company and our other stockholders. Although all related party transactions are reviewed by independent members of the Board of Directors, there can be no assurance that any conflict will be resolved in a manner favorable to us.

The exchange of the Class B Units of XTI Drones Holdings for shares of our common stock will result in significant dilution to our stockholders, could depress the market price of our common stock and will increase the ownership of entities in which our Interim Chief Executive Officer has an economic interest.

In connection with the Drone Nerds acquisition, XTI Drones Holdings issued 6,524,576 Class B Units to the Sellers. The Class B Units have been exchangeable for shares of our common stock on a one-for-one basis, for no additional consideration, at the option of the holders at any time since May 1, 2026, and any Class B Units that remain outstanding will be automatically exchanged on February 10, 2027, fifteen months after the closing of the acquisition. As of the date of this Quarterly Report, no Class B Units have been exchanged. The 6,524,576 shares issuable upon exchange represent approximately 17.0% of the 38,477,789 shares of our common stock outstanding as of November 12, 2026 and, upon issuance, would represent approximately 14.5% of our outstanding common stock, without giving effect to any other issuances, including upon exercise of our outstanding warrants and pre-funded warrants.

The issuance of these shares will dilute the ownership interests of our existing stockholders. Subject to applicable securities laws, including Rule 144 under the Securities Act, the Sellers may sell shares received upon exchange in the public market. Sales of a substantial number of these shares, or the perception that such sales may occur, could depress the market price of our common stock, including at a time when we are seeking to satisfy Nasdaq’s Minimum Bid Price Requirement, and could impair our ability to raise capital through the sale of equity securities.

In addition, our Interim Chief Executive Officer is the chief executive officer of, and has an economic interest in, the Sellers. Following the exchange, the Sellers would be among our largest stockholders while also holding the restructured Seller Notes, under which the Company is the direct obligor. Until the exchange, the Sellers share in the earnings of XTI Drones Holdings, rather than in our consolidated results, through the Class B Units. These overlapping interests may give the Sellers significant influence over matters affecting us and may conflict with the interests of our other stockholders. See “—Our Interim Chief Executive Officer has interests in the holders of our Seller Notes that may conflict with the interests of our stockholders” above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the quarter ended September 30, 2026 that were not previously reported in current reports on Form 8-K filed with the SEC.
c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
On September 30, 2026, XTI Drones Holdings, LLC failed to make scheduled principal payments totaling $1.5 million, together with accrued interest, under the promissory notes issued to The Origin Group DN, Inc. and The Origin Group AZ, Inc. (the “Seller Notes”), resulting in events of default under the Seller Notes on October 11, 2026 and events of default under the Credit Agreement with JPMorgan Chase Bank, N.A. (the “Lender”). These events of default and the limited waiver agreements entered into with the holders of the Seller Notes on October 16, 2026 were previously reported in the Company’s Current Report on Form 8-K filed on October 16, 2026 and in Part II, Item 5 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

On November 11, 2026, XTI Drones Holdings, LLC assigned its obligations under the Seller Notes to the Company, which assumed them, and the Company and the holders amended and restated the Seller Notes, as described in Part II, Item 5 of this Quarterly Report. As a result, there is no arrearage under the Seller Notes as of the date of this Quarterly Report.

On November 12, 2026, the borrowers and the other loan parties under the Credit Agreement entered into a Waiver and First Amendment to Credit Agreement with the Lender, under which the Lender waived the events of default resulting from the Seller Note defaults and certain other events of default under the Credit Agreement as described in Part II, Item 5 of this Quarterly Report.

See Note 18, “Subsequent Events,” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report and “Risk Factors—We recently restructured the Seller Notes following payment defaults, and the terms of the restructured Seller Notes and our credit facility could restrict our ability to raise capital and adversely affect our liquidity and our ability to continue as a going concern” in Part II, Item 1A of this Quarterly Report.

Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
The following information is included in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K under Item 1.01 (Entry into a Material Definitive Agreement) and Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant).

Item 1.01 Entry into a Material Definitive Agreement.

Restructuring of Seller Notes
On November 11, 2026, XTI Drones Holdings, LLC (“XTI Drones”), a majority-owned subsidiary of the Company, the Company and The Origin Group DN, Inc. entered into an Assignment, Assumption and Release Agreement, and XTI Drones, the Company and The Origin Group AZ, Inc. entered into a substantially similar agreement (together, the “Assignment Agreements”). Under the Assignment Agreements, XTI Drones assigned to the Company, and the Company assumed, all of XTI Drones’ obligations under the promissory notes issued by XTI Drones on November 10, 2025 in connection with the acquisition of Drone Nerds, LLC (“Drone Nerds”) and Anzu Robotics, LLC (the “Seller Notes”), and the holders released XTI Drones from its known obligations under the Seller Notes. The Origin Group DN, Inc. and The Origin Group AZ, Inc. (together, the “Holders”) hold all of the outstanding Class B Units of XTI Drones, and Jeremy Schneiderman, the Company’s Interim Chief Executive Officer, serves as chief executive officer of, and has an economic interest in, each of the Holders.

Also on November 11, 2026, the Company and the Holders amended and restated the Seller Notes (as amended and restated, the “Restructured Notes”). The Restructured Notes are effective as of June 30, 2026, have an aggregate principal amount of $4,656,330.11 ($4,283,823.70 payable to The Origin Group DN, Inc. and $372,506.41 payable to The Origin Group AZ, Inc.) and bear interest at 8.5% per annum. The principal amount of the Restructured Note payable to The Origin Group DN, Inc. includes a loan fee of $207,539.12. The Company is required to pay interest accrued from June 30, 2026 through November 11, 2026, totaling $138,263.49, within two business days after execution, and, beginning November 30, 2026, monthly payments of principal and interest totaling $95,531.74, with all remaining principal and accrued interest due on September 30, 2028. By written notice delivered before October 31, 2027, the Company may elect to pay interest in kind, in which case the interest rate will increase to 9.5% per annum from the last payment date on which interest was paid in cash. Following an event of default, interest accrues at the applicable rate plus 2.00% per annum. The Company may prepay the Restructured Notes at any time without premium or penalty.

The Restructured Notes become due in full upon a change of control of the Company, XTI Drones or Drone Nerds, or if the Company, XTI Drones or any of their subsidiaries or affiliates refinances its existing bank debt with proceeds exceeding the current facility amount or incurs any new indebtedness, other than indebtedness that the Holders agree in writing (such agreement not to be unreasonably withheld) to exclude and that is subject to a subordination agreement acceptable to the Holders. If the Company or its affiliates receive net proceeds of $15 million or more from the sale of equity or equity-linked securities, other than in an at-the-market offering, the Company must prepay the Restructured Notes in an aggregate amount equal to 10% of the net proceeds if the net proceeds are less than $25 million, 15% of the net proceeds if the net proceeds are at least $25 million but not more than $35 million, and the full outstanding balance if the net proceeds exceed $35 million. Within 15 days after the end of each calendar quarter, beginning with the quarter ending December 31, 2026, the Company must also prepay an aggregate amount equal to 30% of its cash and cash equivalents in excess of $5.0 million as of the end of the quarter.

The Restructured Notes require the Company, among other things, to cause distributions received by XTI Drones from Drone Nerds to be distributed to the Company and to apply them first to amounts then due under the Restructured Notes, in each case to the extent not prohibited by the Credit Agreement, dated as of February 11, 2026, with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), and prohibit the Company and its affiliates from making severance, settlement or separation payments to current or former executives unless the Company is in compliance with its obligations under the Restructured Notes. The Company also agreed to reimburse the Holders’ legal fees of up to $40,000. Events of default include failure to make payments within five days after notice, failure to perform other covenants within 15 days after notice, specified bankruptcy and insolvency events involving the Company or XTI Drones, inaccuracy of representations and warranties, and failure of the Holders’ security interest to be perfected and first priority. Upon an event of default, the Company must fund an escrow account with distributions from Drone Nerds and with amounts sufficient to pay past-due amounts and payments due over the following 90 days, and if it fails to do so the Holders may accelerate the Restructured Notes. The Restructured Notes reserve the parties’ rights with respect to surviving indemnification obligations under the acquisition agreements and a specified claim.

In connection with the Restructured Notes, on November 11, 2026, the Company entered into a Security Agreement with each Holder (together, the “Security Agreements”), granting the Holders a first-priority security interest in distributions made by Drone Nerds to XTI Drones or the Company, distributions received by the Company from XTI Drones to the extent derived from those distributions, and the proceeds thereof. The Holders do not have a security interest in any property of XTI Drones, Drone Nerds or any other loan party under the Credit Agreement.

Waiver under Credit Agreement

On November 12, 2026, Drone Nerds, Anzu Robotics, LLC (together with Drone Nerds, the “Borrowers”), XTI Drones and the other loan parties under the Credit Agreement entered into a Waiver and First Amendment to Credit Agreement (the “Credit Agreement Amendment”) with JPMorgan Chase Bank, N.A. (the “Lender”). Under the Credit Agreement Amendment, the Lender waived specified events of default under the Credit Agreement (the “Designated Defaults”), consisting of events of default arising from (i) the payment defaults under the Seller Notes and the resulting cross-defaults, (ii) the incurrence of the Seller Notes by XTI Drones, the failure to disclose the Seller Notes to the Lender and payments on the Seller Notes by the loan parties, including with proceeds of loans under the Credit Agreement, (iii) a reimbursement of $886,605.44 by Drone Nerds to the Company for employee bonuses previously funded by the Company, (iv) borrowing base certificates for the periods ended July 31, August 31 and September 30, 2026 that did not reflect the then-applicable definitions of the borrowing base and eligible accounts, (v) the Borrowers’ failure to notify the Lender of investigations and proceedings commenced by the State of Texas, the State of Florida and the Federal Communications Commission, and (vi) the failure to identify the foregoing in borrowing requests, borrowing base certificates and other reports delivered to the Lender. The Lender also agreed not to charge default interest in respect of the Designated Defaults. The waiver is limited to the Designated Defaults, and the Lender reserved all of its other rights and remedies.

The Credit Agreement Amendment also (a) adds eligible credit card receivables to the borrowing base at an 85% advance rate, (b) increases the concentration limit for eligible accounts owing from a specified customer to 50% of eligible accounts through December 31, 2026 and 30% thereafter, (c) permits the bonus reimbursement described above as a restricted payment, (d) amends the definition of the payment conditions applicable to investments, restricted payments and acquisitions, which require, among other things, pro forma availability of at least 25% of the revolving commitment and a trailing twelve-month fixed charge coverage ratio of at least 1.25 to 1.00, and amends the restrictions on payments of other indebtedness, and (e) expands the Borrowers’ borrowing base reporting requirements. The effectiveness of the Credit Agreement Amendment was conditioned on, among other things, the Lender’s receipt of an assignment, assumption and release agreement releasing XTI Drones, the Borrowers and the other loan parties from all obligations under the Seller Notes, payment by the Borrowers of a $50,000 amendment fee and reimbursement of the Lender’s costs and expenses.

The foregoing descriptions of the Assignment Agreements, the Restructured Notes, the Security Agreements and the Credit Agreement Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of those agreements, which are filed as Exhibits 10.11 through 10.17 to this Quarterly Report and incorporated herein by reference.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
The information set forth above under Item 1.01 under the heading “Restructuring of Seller Notes” is incorporated by reference into this Item 2.03.

Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

XTI AEROSPACE, INC

Date: November 12, 2026	By:	/s/ Jeremy Schneiderman
Jeremy Schneiderman Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brooke Turk
Brooke Turk Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Share Purchase and Transfer Agreement, dated February 3, 2026, by and between XTI Aerospace, Inc. and EVO 467. GmbH.	8-K	001-36404	2.1	February 4, 2026
3.1	Restated Articles of Incorporation.	S-1	333-190574	3.1	August 12, 2013
3.2	Certificate of Amendment to Articles of Incorporation (Increase Authorized Shares).	S-1	333-218173	3.2	May 22, 2017
3.3	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	April 10, 2014
3.4	Articles of Merger (renamed Sysorex Global).	8-K	001-36404	3.1	December 18, 2015
3.5	Articles of Merger (renamed Inpixon).	8-K	001-36404	3.1	March 1, 2017
3.6	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.2	March 1, 2017
3.7	Certificate of Amendment to Articles of Incorporation (authorized share increase).	8-K	001-36404	3.1	February 5, 2018
3.8	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	February 6, 2018
3.9	Form of Certificate of Designation of Preferences, Rights and Limitations of Series 4 Convertible Preferred Stock.	8-K	001-36404	3.1	April 24, 2018
3.10	Certificate of Amendment to Articles of Incorporation (Reverse Split).	8-K	001-36404	3.1	November 1, 2018
3.11	Certificate of Designation of Series 5 Convertible Preferred Stock, dated as of January 14, 2019.	8-K	001-36404	3.1	January 15, 2019
3.12	Certificate of Amendment to Articles of Incorporation, effective as of January 7, 2020 (Reverse Split).	8-K	001-36404	3.1	January 7, 2020
3.13	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 250,000,000 to 2,000,000,000 filed with the Secretary of State of the State of Nevada on November 18, 2021.	8-K	001-36404	3.1	November 19, 2021
3.14	Certificate of Change filed with the Secretary of State of the State of Nevada on October 4, 2022 (effective as of October 7, 2022).	8-K	001-36404	3.1	October 6, 2022
3.15	Certificate of Amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 26,666,667 to 500,000,000 filed with the Secretary of State of the State of Nevada on November 29, 2022.	8-K	001-36404	3.1	December 2, 2022
3.17	Certificate of Amendment (Reverse Stock Split).	8-K	001-36404	3.2	March 15, 2024
3.18	Certificate of Amendment (Name Change).	8-K	001-36404	3.3	March 15, 2024

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.19	Certificate of Amendment to Articles of Incorporation, effective as of January 10, 2025.	8-K	001-36404	3.1	January 10, 2025
3.20	Certificate of Designation of Preferences and Rights of Series 10 Convertible Preferred Stock.	8-K	001-36404	3.1	November 12, 2025
3.21	Amended and Restated Bylaws of XTI Aerospace, Inc.	10-Q	001-36404	3.21	August 14, 2025
4.1	Form of Pre-funded Warrant.	8-K	001-36404	4.1	September 15, 2025
4.2	Form of Common Warrant.	8-K	001-36404	4.2	September 15, 2025
4.3	Form of Placement Agent Warrant.	8-K	001-36404	4.3	September 15, 2025
4.4	Revolving Promissory Note, dated July 10, 2025, issued by Drone Nerds Inc and Anzu Robotics, LLC to Banesco USA.	8-K	001-36404	4.1	November 12, 2025
4.5	Promissory Note issued by XTI Drones Holdings, LLC to New Drone Nerds S-Corp, Inc., dated November 10, 2025.	8-K	001-36404	4.2	November 12, 2025
4.6	Promissory Note issued by XTI Drones Holdings, LLC to New Anzu Robotics S-Corp, LLC, dated November 10, 2025.	8-K	001-36404	4.3	November 12, 2025
4.7	Form of Placement Agent’s Warrant.	8-K	001-36404	4.4	November 12, 2025
4.8	Pre-Funded Warrant, dated January 5, 2026.	8-K	001-36404	4.1	January 9, 2026
10.1*	Employment Agreement, dated January 9, 2026, by and between XTI Aerospace, Inc, and Tobin Arthur.	8-K	001-36404	10.1	January 9, 2026
10.2*	Separation Agreement and Release, dated January 29, 2026, by and between XTI Aerospace, Inc. and Soumya Das.	8-K	001-36404	10.1	February 4, 2026
10.3*	Director Services Agreement, dated February 1, 2026, by and between XTI Aerospace, Inc. and Jonathan Ornstein.	8-K	001-36404	10.2	February 4, 2026
10.4†	Credit Agreement, dated as of February 11, 2026, by and among Drone Nerds, LLC, Anzu Robotics, LLC, the other Loan Parties party thereto, and JPMorgan Chase Bank, N.A.	8-K	001-36404	10.1	February 17, 2026
10.5	Security Agreement, dated as of February 11, 2026, by and among Drone Nerds, LLC, Anzu Robotics, LLC, the other Loan Parties party thereto, any additional entities which become parties thereto, and JPMorgan Chase Bank, N.A.	8-K	001-36404	10.2	February 17, 2026
10.6	Subordination Agreement, dated as of February 11, 2026, by and among Drone Nerds, LLC, the other Loan Parties party thereto, each of the creditors listed on the signatory page thereto, and JPMorgan Chase Bank, N.A.	8-K	001-36404	10.3	February 17, 2026

10.7†	Intellectual Property Security Agreement, dated as of February 11, 2026, by and between JPMorgan Chase Bank, N.A. and Drone Nerds, LLC and Anzu Robotics, LLC.	10-K	001-36404	10.64	April 15, 2026
10.8*	Consulting Agreement, dated as of February 1, 2026, by and between XTI Aerospace, Inc. and David E. Brody.	10-K	001-36404	10.67	April 15, 2026
10.9	Limited Waiver Agreement between XTI Drone Holdings, LLC and The Origin Group DN, Inc., dated as of October 16, 2026.	10-Q	001-36404	10.9	October 20, 2026
10.10	Limited Waiver Agreement between XTI Drone Holdings, LLC and The Origin Group AZ, Inc., dated as of October 16, 2026.	10-Q	001-36404	10.10	October 20, 2026
10.11	Security Agreement between XTI Aerospace, Inc. and The Origin Group DN. Inc., dated as of November 11, 2026					X
10.12	Security Agreement between XTI Aerospace, Inc. and The Origin Group AZ, Inc., dated as of November 11, 2026.					X
10.13	Amended and Restated Promissory Note between XTI Aerospace, Inc. and The Origin Group DN, Inc., dated as of November 11, 2026					X
10.14	Amended and Restated Promissory Note between XTI Aerospace, Inc. and The Origin Group AZ, Inc., dated as of November 11, 2026					X
10.15	Assignment, Assumption and Release Agreement between XTI Drones Holdings LLC, XTI Aerospace, Inc. and The Origin Group DN, Inc. dated as of November 11, 2026					X
10.16	Assignment, Assumption and Release Agreement between XTI Drones Holdings LLC, XTI Aerospace, Inc. and The Origin Group AZ, Inc. dated as of November 11, 2026					X
10.17	Waiver and First Amendment to Credit Agreement by and among JPMorgan Chase Bank, N.A., Drone Nerds, LLC and Anzu Robotics LLC dated November 12, 2026					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.
X
31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.
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